Form 10KSB
ENVIROSAFE CORP/CA
filed 2007-03-23
CIK 1015455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 2006
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _________ to _________

ENVIROSAFE CORPORATION
(Name of Small Business Issuer in Its Charter)

 DELAWARE
(State or Other Jurisdiction of Incorporation or Organization)

000-52407
(Commission file number)

 94-3251254
(I.R.S. Employer Identification No.)

21205 Hickory Forest Way, Germantown, MD 20876
(Address of Principal Executive Office)

(240) 461-7525
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:    Common Stock, par value $.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the issuer’s Common Stock held by non-affiliates (147,700,000 shares) was approximately $384,020, based on the average closing bid and ask price for the Common Stock on March 22, 2007.

As of March 22, 2007, there were outstanding 342,375,000 shares of the issuer’s Common Stock, par value $.0001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussion under “Description of Business,” including the “Risk Factors” described in that section, and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business

History

We were incorporated in the state of Delaware in 1996. We produce a comprehensive suite of disinfecting, cleaning, and bioremediation products for the consumer, commercial, institutional and municipal markets.

We are established as an important brand that represents quality in “green” cleaning, healthcare/germicidal and bioremediation products. We will continue to pioneer new products and methodologies required to maintain its technological lead in this expanding biotechnology discipline through:

▪	High quality manufacturing and research
▪	A creative marketing and public relations program
▪	Development of a wholesale distribution network
▪	The successful launch of a web presence and consumer catalog

INTRODUCTION

During the last several years, there have been a number of high profile instances where viruses have proliferated beyond control. Recently, the spread of Severe Acute Respiratory Syndrome (SARS) has resulted in mass quarantines and virtually closed trade and travel between China and the rest of the world. It has had a huge adverse impact on other countries with resulting major global financial losses. SARS, as well as many diseases and viruses, have caused immense concern in medical facilities, largely due to the highly infective nature of the disease organism and the highly toxic disinfecting techniques and products needed to control the spread.

Today most manufacturers of disinfecting, cleaning, and wastewater treatment products use ammonia, chlorine bleach, petroleum compounds, formaldehyde and other potentially dangerous and toxic chemicals in their merchandise - even those designed for home application. Eye and skin irritation, serious allergic reactions, respiratory problems and even cancer and reproductive disorders have been associated with their use. The cost to society is high, and includes lost time from sickness and injury due to workplace accidents or improper use and the human costs from accidental child and animal poisonings and adverse impact on the environment. In addition, there is the damage that occurs to the environment as these toxic chemicals enter our air, water and ground.

We address these problems via a comprehensive suite of disinfecting, cleaning, and bioremediation products for the consumer, commercial, institutional and municipal markets. Whereas many manufacturers add a citrus scent to their cleaners and label it “green”, our products have been conceived, designed, and manufactured explicitly to be safe, non-toxic and environmentally friendly. Just as important, they are powerful, effective, and cost efficient, and unlike most “green” products, their capabilities meet or exceed those of competing non “green” chemical cleaners and disinfectants.

Our combined target markets total more than $25 billion in North America. Each is highly fragmented, with no single predominant supplier. In addition to present consumers, the types of customers served by us will include:

▪	National Retail Distributors
▪	Hotel and Restaurant Chains
▪	Hospitals, Nursing Homes, and Medical, Dental and Veterinary Practitioners
▪	Building & Janitorial Services Contractors
▪	Universities, Schools, Prisons and other institutions
▪	Federal, State and local Building Services
▪	Airplane, Bus, Auto and Marine Cleaning Services
▪	Municipal Wastewater Treatment Agencies
▪	Dry Cleaners

OBJECTIVES

Our objectives and selected related steps in order to reach the above target markets are as follows:

▪	Build coast-to-coast sales network by mid-2007
▪	Launch new website and retail catalog by end of summer 2007
▪	Develop ‘state-of-art’ order processing, financial reporting and customer service systems by late-2007
▪	Position our products as one of the premier “green” products company by 2007.
▪	Build upon current relationships.
▪	Develop new products.

PRODUCTS

We manufacture and sell high-quality healthcare/germicidal cleaning and bioremediation products. They represent biodegradable, low-toxicity options to traditional germicidal, cleaning and waste treatment products that can harm the environment and threaten human health. They are cost effective with efficacy equal to or greater than the harmful products they replace. The products have earned numerous Best-Of-Breed awards and Envirosafe is one of the few companies producing products in compliance with strict government “green” product criteria.

Healthcare/Germicidal

We currently have four products appropriate for use in a healthcare environment. Their applications range from antimicrobial and fungicidal skin cleansers and therapeutic skin moisturizers, to concentrated disinfectants for killing pathogens on hard surfaces in places such as hospitals, nursing homes, dentist offices, veterinary clinics, etc.

We are at the “cutting edge” of technology to effectively disinfect medical equipment and most importantly, limit the spread of deadly pathogens. For example, in the U.S. alone there are thousands of ultrasound medical units requiring disinfecting numerous times a day. Almost any instrument that was previously disinfected with gluteralhyde such as endoscopy equipment used by Gastroenterologists and Proctologists can effectively be treated with our 1-Step Germicide. The recent outbreak of SARS, as well as the Norwalk virus that severely damaged the cruise ship industry last year, point to the value of our germicidal product. The germicide can be safely and effectively used on most non-porous surfaces in hospitals, dental, veterinary and medical offices. It kills most pathogens including HIV-1, Herpes Simplex Virus I & II, hepatitis and other microorganism’s known harmful to humans. It is registered with the United States Environmental Agency (EPA) and appears on the list of products approved for germicidal use.

Our Medi-Kwik Anti-Microbial & Fungicidal Skin Cleanser is effective in preventing skin infections due to wounds, cuts, burns and allergic reactions. It promotes healing and relieves pain. It also has potential for use as an antiseptic/topical anesthetic. Before Medi-Kwik can be marketed as an antiseptic/topical anesthetic, efforts will be undertaken to test and validate the known antiseptic and topical anesthetic qualities of this product and obtain necessary FDA approvals and registration.

Medi-Kwik

    It is an antimicrobial and fungicidal skin cleanser to help prevent infections, clean wounds and relieve pain.

Medi-Cream

    It is a therapeutic skin moisturizer with Allantoin, a medically proven skin healer that promotes healthy skin regeneration. It completes the healing process when used in conjunction with Medi-Kwik skin cleanser.

Super Healer Concentrate

    It is a water-based, spray-on biodegradable antiseptic for use on animals. For wounds, cuts, or abrasions. Promotes healing and tissue regeneration. Relieves girth itch on horses and ‘hot spots’ on canines.

I-StepGermicide

It is a concentrated liquid disinfectant and deodorizer for all hard surfaces. It kills most pathogens including HIV-1, Herpes Simplex Virus Type I & II Hepatitis and other large number of microorganisms’s known harmful to humans. It is EPA tested and registered. It is in use in hospitals, clinics and veterinarian supply houses.

”Green” Cleaning

Our line of “green” cleaning products have a range of applications for a variety of surfaces, including porcelain, concrete, glass, metal, carpet, fiberglass, tile, grout, leather and other fabrics, They remove rust, mold and mildew, protein stains, odors, oil and grease, pet stains, and other kinds of dirt and grime. They are all biodegradable, non-toxic and environmentally friendly. They are safe enough for the home and yet strong enough for commercial use. Our cleaning products have won numerous awards, including a Chef’s in America Gold Medal prize. In addition, a toxicity study performed by the EPA to evaluate products for an Environmentally Preferred Products (EPP) program showed that of a group of 495 cleaning products from various manufacturers, only 19 passed the toxicity test and products now sold by Envirosafe were in the top five.

Glass Blast

    This product cleans all glass surfaces without ammonia or alcohol. It shrink dries, eliminates streaks and leaves a protective coating and is for use on all glass surfaces including windows, mirrors, fiberglass, Plexiglas and isinglass. It is for all commercial, high-rise and ground floor window cleaning.

All Purpose Cleaner

    It is a non-toxic water based biodegradable solution for general cleaning on all surfaces, is a “Chefs In America Gold Medal” winner, Food Service and certified.

Super S Carpet/Fabric Concentrate

    This product is approved by Monsanto for all fabrics. It extends carpet life without leaving residue, discoloration, or brownouts.

Totally Awesome

    It is a ready-to-use carpet and fabric spotter and laundry pre-spray that removes protein stains, mildew, oil and grease, pet stains, and more when used as a pre-spray. It cleans and deodorizes naturally.

Metal Cleaner/Polish

    It is a nonabrasive, non-acidic, heavy-duty cream, which removes oxidation and rust from all metals. It is a “Chefs In America Gold Medal” winner and is for use on all types of metal: gold, pewter, bronze, titanium, etc. for commercial buildings, homes and boats.

Safety Green Cleaner w/MMP2000

    It is an Enzyme based cleaner for grease and odor causing bacteria and for use in waste management facilities, industrial site and areas that drain into public water drains.

Power Wash

    It is a heavy-duty, concentrate formula that cleans and degreases fiberglass surfaces, tile and grout, cement brick and porcelain that is suitable for applications requiring pressure wash or steam machines.

A-1 Hard water Stain Remover

    It is a cream formula, without abrasives or acids, designed to draw out mineral deposits from within glass. It removes silica, cement leach, acid rain, and mineral deposits.

Natural Pine Concentrate

    It is a natural, pine-oil based cleaner and deodorizer for use on all hard surfaces.

Bioremediation

The Bio-90 line of enzymatic bioremediation products is designed to break down organic materials found in human and animal waste while controlling odors. These are intended for use in wastewater treatment plants and other waste systems, such as grease traps, interceptors, septic systems and waste lagoons. An additional urine eliminator product is also available. This is appropriate for use in bathrooms in the home or in commercial/institutional settings such as bars, restaurants, nursing homes, dormitories, and other locations where urine and its accompanying odors are an aesthetic or health concern.

Bio-90 Wastewater Treatment Formula

It is designed specifically for wastewater treatment plants and other waste systems and is for use in the smallest to the largest wastewater site. It reduces bio-solid waste into liquid form and controls odors.

Bio-90 Grease Trap and Drain Maintainer

It is designed to digest grease, oil, and fats that accumulate from food processing and cooking, for use in grease traps, interceptors, leach lines, septic systems and lagoons. It reduces grease trap/interceptors pump-outs.

Bio-90 Rapid Odor Control

It controls odors from rotting organic matter and is effective for use at animal kennels, hospitals and waste areas.

Bio-90 PSSS-OFF

It is an effective Urine eliminator for use in bathroom. Also, it removes the salt residue that causes corrosion and is for use in hospitals, retirement homes, restaurants and homes.

Going Concern Issues

    As shown in our financial statements, we suffered recurring losses from operations to date. We experienced a loss of ($765,161) for 2006, a net stockholders’ deficit of $104,331 and a net working capital deficit of ($108,456) at December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on many factors, including the continued success of its Fridge Tape® and other products. Additionally, we will continue to pursue office related products like the new launch of its Chat-N-Mouse™. Pending the successful implementation of one or both of the Company’s new business operational activities, of which there can be no assurance, there will be a continuing need to raise additional equity capital in order to improve liquidity and sustain operations.

Item 2. Description of Property

The Company currently does not own or lease any property.

Item 3. Legal Proceedings

      None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity and Related and Stockholder

Market for Common Stock

Our Common Stock is quoted on the Pink Sheets quotation service, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “EVSA.PK”. Trading in our Common Stock in the pink sheets market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for our Common Stock for each quarter of the years ended December 31, 2005 and 2006.

	High	Low
2005
Quarter Ended March 31, 2005	$0.01	$0.01
Quarter Ended June 30, 2005	$0.01	$0.01
Quarter Ended September 30, 2005	$0.01	$0.01
Quarter Ended December 31, 2005	$0.01	$0.01

2006
Quarter Ended March 31, 2006	$0.06	$0.01
Quarter Ended June 30, 2006	$0.11	$0.02
Quarter Ended September 30, 2006	$0.04	$0.01
Quarter Ended December 31, 2006	$0.015	$0.004

On March 22, 2007, the closing price of our Common Stock was $.003 per share.

As of March 22, 2007, there were approximately 125 stockholders of record of our Common Stock. Our registrar and transfer agent is Intercontinental Registrar & Transfer Agency, Inc., located at 900 Buchanan Boulevard, Suite #1, Boulder City, Nevada, 89005. Their telephone number is (702) 293-6717, and their facsimile number is (702) 293-3558.

Limited Market for Common Stock

There is currently a limited trading market for our shares of Common Stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for our shares of Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock. Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our Common Stock should not be considered indicative of the actual value of the Company or our Common Stock.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for our growth needs. We currently intend to retain any future earnings to fund the development and growth of its business.

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, we issued no securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Introduction and Plan of Operation

We produce a comprehensive suite of disinfecting, cleaning, and bioremediation products for the consumer, commercial, institutional and municipal markets.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

We continue to pursue marketing relations for our products. Until these relationships are established, and revenues increase, we are forced to seek the sale of our securities to generate funds to carry on our operations. Sales were $-0- in 2005 and $-0- in 2006. Losses increased from $607,673 in 2005 to $765,161 in 2006. Such increase was due primarily to an increase in professional fees from $601,000 in 2005 to $717,048 in 2006, each resulting from the private financings and for professional services received.

Liquidity

    Capital raises through the sale of shares support our existence. Our working capital deficit has worsened from ($33,546) at December 31, 2005 to ($108,456) at December 31, 2006, however, stockholder’s equity improved from a deficit of ($630,545) to ($104,331) for the same periods. The primary reason for the improvement in 2006 was due to the sale of common shares which provided working capital to build relationships and contractual arrangements necessary to provide a viable business plan for us.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Envirosafe Corporation

I have audited the accompanying balance sheet of Envirosafe Corporation as of December 31, 2006, and the related statements of operations, stockholders’ deficit and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Envirosafe Corporation as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA
Huntersville, NC
March 20, 2007

ENVIROSAFE CORPORATION
BALANCE SHEET
AS OF DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,951
Inventory	1,643
Prepaid expenses	25,000
TOTAL CURRENT ASSETS	35,594

OTHER ASSETS:
Trademarks	4,125
TOTAL OTHER ASSETS	4,125

TOTAL ASSETS	$39,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$144,050
TOTAL CURRENT LIABILITIES	144,050

STOCKHOLDERS' DEFICIT:
Common stock ($0.0001 par value, 500,000,000 shares authorized:
299,375,000 issued and outstanding at December 31, 2006)	29,937
Preferred stock ($0.0001 par value, 10,000,000 shares authorized:
no shares issued and outstanding at December 31, 2006)	-
Paid In Capital	1,954,570
Retained Earnings	(2,088,838)
TOTAL STOCKHOLDERS’ DEFICIT	(104,331)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,719

The accompanying notes are an integral part of these financial statements.

ENVIROSAFE CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUES:
Sales	$-	$-
Miscellaneous	-	-
TOTAL REVENUE	$-	$-

EXPENSES:
Advertising and Marketing expenses	37,736	-
Filing Fees	3,621	1,130
General and administrative	1,492	3,331
Penalties	3,878	-
Professional fees	161,672	-
Professional fees--paid with stock	555,376	601,000
TOTAL EXPENSES	763,775	605,461
OPERATING INCOME (LOSS)	(763,775)	(605,461)
OTHER EXPENSE:
Interest Expense	1,386	2,212
TOTAL EXPENSES	1,386	2,212
OPERATING INCOME (LOSS)	(765,161)	(607,673)

NET INCOME (LOSS)	$(765,161)	$(607,673)

Net (loss) per share-
basic and fully diluted	(0.00)	(0.02)
Weighted average shares outstanding	299,375,000	29,987,500

The accompanying notes are an integral part of these financial statements.

ENVIROSAFE CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(765,161)	$(607,673)
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities
Changes in operating assets and liabilities:
(Increase)/decrease in Prepaid expenses	(25,000)	-
(Increase)/decrease in Inventory	(1,643)	-
Accrued stock compensation--paid in 2006	-	597,000
Stock paid for services	1,156,376	4,000
Increase/(decrease) in Accounts payable and accrued expenses	(481,835)	3,012
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(117,263)	(3,661)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset—Trademark	(4,125)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,125)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable by officer	-	7,000
Proceeds from the issuance of common stock	135,000	-
Repayment of notes payable	(8,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	127,000	7,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,612	3,339

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD	3,339	-

END OF THE PERIOD	$8,951	$3,339

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for taxes and interest
Taxes	$395	$-
Interest	$1,386	$2,212

The accompanying notes are an integral part of these financial statements.

ENVIROSAFE CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Deficit	Total

Balances, January 1, 2005	26,187,500	$26,188	$662,944	$(716,004)	$(26,873)
Issuance of Common Stock for services	3,800,000	3,800	200	-	4,000
Net Income (loss) for the year	-	-	-	(607,673)	(607,673)
Balances, December 31, 2005	29,987,500	$29,988	$663,144	$(1,323,677)	$(630,546)
Issuance of Common Stock for services	106,200,000	106,200	1,050,176	-	1,156,376
Issuance of Common Stock for cash	13,500,000	13,500	121,500	-	135,000
Issuance of Common Stock for stock split	149,687,500	149,688	(149,688)	-	-
Common Stock par value adjustment from $.001 to $.0001 per share	-	(269,438)	269,438		-
Net Income (loss) for the year	-	-	-	(765,161)	(765,161)
Balances, December 31, 2006	299,375,000	$29,938	$1,954,570	$(2,088,838)	$(104,331)

The accompanying notes are an integral part of these financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background— Envirosafe Corporation (The Company) was incorporated in the state of Delaware in 1996. The Company produces a comprehensive suite of disinfecting, cleaning, and bioremediation products for the consumer, commercial, institutional and municipal markets.

Basis of Presentation—The financial statements included herein include the accounts of the Company prepared under the accrual basis of accounting.

Cash and Cash Equivalents—For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include depreciation expense on property and equipment, valuation allowances for receivables and deferred income tax assets, and contract revenues. Future changes in economic conditions may have a significant effect on such estimates made by management.

Revenue Recognition—The Company recognizes revenue upon delivery of the products to its customer when title and risk of loss passes to the customer.

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Marketing and Advertising Costs—The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising, promotional expenses and product labeling were approximately $37,736 and $0 for the years ended December 31, 2006 and 2005, respectively.

Common Stock Issued For Other Than Cash—Services purchased and other transactions settled in the Company’s stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Stock-Based Compensation—The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “ Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash and cash equivalents, billed accounts receivable, accounts payable, and lines of credit and notes payable approximate fair value based on the short-term maturity of these instruments.

Loss per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2006, the Company’s Accounts Receivable balance was $0.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company’s cash is deposited with major banks and financial institutions.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Impairment of Long-Lived Assets—In accordance with SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

Property and equipment—All property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight line method over the estimated useful lives of the assets, usually three to seven years. Expenditures for repairs and maintenance are charged to expense as incurred, and major additions and improvements are capitalized.

Recent Accounting Pronouncements—In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” ("SFAS 155"). This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)
In March 2006, the FASB issued SFAS Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and it permits an entity to choose either the Amortization Method or the Fair Value Method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. This interpretation prescribes recognition of threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. For an employer with publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. For an employer without publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) is effective for fiscal years ending after December 15, 2008. Earlier application is permitted if for all of an employer's benefit plans. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulate other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company currently Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2006 and 2005 is summarized as follows:

Cash paid during the period for interest and income taxes:

     2006       2005
Income Taxes                                      $ ---             $ ---
Interest                                                $1,386          $2,212

NON-CASH FINANCING ACTIVITIES:
                                                                                  2006              2005

Common stock issued for services rendered      $555,376        $601,000

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the years ended December 31, 2006 and 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2006 is as follows:

Total deferred tax assets (approximate)  $ 296,000
Valuation allowance (approximate)                   (296,000)

   Net deferred tax asset            $        ----
=======

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2006 and 2005 is as follows:
2006  2005

Income tax computed at the federal statutory rate                                    40%  40%
Valuation allowance                                                                             (40%)  (40%)
Total deferred tax asset                              0%   0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $209,785 and $6,600 for the years ended December 31, 2006 and 2005.

As of December 31, 2006, the Company has approximately $742,085 of net operating losses available that expire in various years through 2026.

No tax benefits have been recorded for the nondeductible (tax) expenses (stock for services) totaling $1,156,376.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $765,161 and $607,673 during 2006 and 2005, respectively. The Company had a net deficiency of $2,088,838 and a working capital deficit of $108,456 as of December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow. Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2005.

NOTE F—EQUITY

In 2006, the Company issued 119,700,000 shares of common stock as follows:

73,000,000—shares issued for consulting and executive services performed by the Company’s CEO; valued at $730,000 or $.01 per share.
            33,200,000—shares issued for professional services; valued at $426,376 or $.0129 per Share.
            13,500,000—shares issued for cash; $135,000 or $.01 per share.

During 2006, the Company authorized a 2 for 1 stock split for all shares of record on May 2, 2006. And, the Company increased it authorized shares of common stock from 30,000,000 to 500,000,000 and the par value decreased from $.001 to $.0001 per share.

In 2005, the Company issued 3,800,000 shares of common stock as follows:

3,800,000—shares issued to the CEO for services rendered during 2005; valued at $4,000 or $.001 per share.

NOTE G—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

  December 31,
                                                                                   2006            2005
Accrued Payroll                                               $ ---                         $ 7,790
Accrued penalties and interest payable                 ---                                   15,495
Accrued professional fees                              144,050                      597,000
Accrued CA franchise taxes payable                   ---                                     5,600

                                                                     144,050                             $625,885

NOTE H—RELATED PARTY TRANSACTIONS

During 2006, the Company issued 73,000,000 in common stock to its CEO and major shareholder as compensation for services during 2006 and 2005. The value of the common stock is $730,000 or $.010 per share.

In 2005, an officer loaned the company $8,000 with interest stated at 6% per annum. If the loan is in default the term rate increases to 15% per annum. The loans are also convertible to stock for a price of $.001 per share.

 In 2006, an officer of the corporation loaned an additional $3,000 to the Company. The demand note carries 6% interest. During 2006, the loans were repaid and the balance of the outstanding Note Payable is $0.

NOTE I—COMMITMENTS

The Company currently does not own or lease any property.

NOTE J—SUBSEQUENT EVENTS—REVERSE SPLIT PROPOSAL

On March 19, 2007, the Company’s Board of Directors and shareholders holding the majority of issued and outstanding Common Stock approved a 300 to 1 reverse stock split of its $.0001 par value Common Stock. The par value of Common Stock will not change. All the fractional shares will be rounded the nearest whole shares. With the exception of adjustments for those shareholders with fractional shares, the reverse stock split will not affect any stockholder's proportional equity interest in the company in relation to other shareholders or rights, preferences, privileges or priorities. The reverse split will become effective twenty days after this information statement is sent to shareholders.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2006, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

    None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with  Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, the positions and offices held with us, and the period during which each served in such positions and offices. Each director and executive officer serves for a term of one (1) year and until his successor is duly elected and qualified.

DIRECTORS AND OFFICERS

Name   Age  Position       Period In Office

    Bryan Kuskie              35             Director                                 1996- Present
                                                             Chief Executive Officer,
                                                             President, Secretary,
                                                             Chief Financial Officer

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

    Bryan Kuskie from 1996 has been our shareholder. He is also the largest and majority shareholder. Mr. Kuskie received a B.B.A. in Marketing from Radford University in Virginia in 1994. He has been in the Financial Industry since 1995, as a Registered Representative and District Manager with D.F.C. Then he was a Branch Manager at Sunpoint Securities and Eisner Securities. He now also works for Cantella and Co. as a Registered Investment Representative.

Audit Committee Financial Expert

We do not have a separately designated standing audit committee. The entire Board of Directors acts as an audit committee for the purpose of overseeing our accounting and financial reporting processes, and audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an “audit committee financial expert” serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission’s definition of “audit committee financial expert” and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only one (1) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an “audit committee financial expert”, but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While our current director does not meet the qualifications of an “audit committee financial expert”, the director, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current director capably fulfills the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the “Code of Ethics”). The Code of Ethics is designed to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer.

•	Compliance with applicable governmental laws, rules and regulations.

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code.

•	Accountability for adherence to the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2006. We believe that all of these filing requirements were satisfied by our executive officer, director and by the beneficial owners of more than 10% of our Common Stock.

Item 10. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid to the Company’s Chief Executive Officer, Mr. Bryan Kuskie, since fiscal 2004. Mr. Kuskie was the only executive officer during 2006 and 2005.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary	Other	Stock Award	Option Award	Total

Bryan Kuskie, Chief Executive Officer	2006	$-0-	$-0-	$0	$0	$-0-
	2005	$-0-	$-0-	$0	$0	$-0-
	2004	$-0-	$-0-	$0	$0	$-0-

Employment Contracts

Bryan Kuskie. There was an employment agreement in place for the year 2006 between us and Bryan Kuskie, our Chief Executive Officer and President pursuant to which he received an annual base salary until the three year expiration on December 31, 2008. However, this agreement was rescinded by Mr. Kuskie as of January 1, 2007 and no further commitment exists as of such date.

Stock Option Awards

There were no options granted to our Chief Executive Officer during 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 22, 2007 (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group. As of March 22, 2007, there were 342,375,000 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class (4)

Bryan Kuskie 21205 Hickory Forest Way Germantown, MD 20876	194,675,000	56.9%
MJMM Investments 280 Wekiva Springs Roadm Suite 201 Longwood, FL 32779	24,000,000	7.0%
Officers and directors as a group (2 persons)	342,375,000	63.9%

(1) As used herein, a person is deemed to be the “beneficial owner” of a security if he or she has or shares voting or investment power with respect to such security, or has the right to acquire such ownership within sixty (60) days. As used herein, “voting power” includes the power to vote or to direct the voting of shares, and “investment power” includes the power to dispose or to direct the disposition of shares, irrespective of any economic interest therein.

(2) Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them.

(3) Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of March 22, 2007 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights, of which none exist.

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits. The exhibit list required by Item 13 of Form 10-KSB is provided in the “Index to Exhibits” located herein, immediately following Item 14.

(b)	Reports on Form 8-K Filed in Last Quarter of Fiscal Year 2006. None

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to us by Traci J. Anderson, CPA for the years 2005 and 2006 and all fees billed for other services rendered by Traci J. Anderson during those periods.

Year Ended December 31,	2006	2005

Audit Fees (1)	$10,000	$10,000
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--
Total Accounting Fees and Services	$10,000	$10,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by the independent accountants during 2006 were pre-approved by our Board of Directors.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Envirosafe Corporation **
3.2	Bylaws of Envirosafe Corporation **
4.1	See Exhibits 3.1 and 3.2 for the provisions of our Articles of Incorporation and Bylaws that define the rights of holders of our Common Stock
4.2	Specimen of Common Stock Certificate **
10.1	Employment Agreement of Bryan Kuskie, dated January 1, 2006 **
14.1	Proposed Code of Ethics **
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Bryan Kuskie, Chief Executive and Financial Officer *
32.1	Section 1350 Certifications of Bryan Kuskie, Chief Executive and Financial Officer *
99.1	Cautionary Statements for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995 *

* Filed herewith.

**	Contained in our Form 10-SB, as filed with the Commission on January 18, 2007.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIROSAFE CORPORATION

Date: March 22, 2007	By:	/s/ Bryan Kuskie
Bryan Kuskie, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Kuskie	Director	March 22, 2007
Bryan Kuskie