Form 10QSB
period 2007-03-31
ENVIROSAFE CORP/CA
filed 2007-05-11
CIK 1015455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2007

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act

       For the transition period from _________ to _________

Commission file number: 0-52407

ENVIROSAFE CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of I.R.S. Employer)	94-3251254 (Incorporation or Organization Identification No.)

21205 HICKORY FOREST WAY
GERMANTOWN, MARYLAND, 20876
(Address of Principal Executive Offices)

(240) 461-7525
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [  ]

As of the close of business on May 10, 2007, 342,375,000 shares of the Company's common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

• Balance Sheet	4
• Statements of Operations	5
• Statements of Cash Flows	6
• Condensed Notes to Financial Statements	7
1. Organization and Basis for Presentation	7
2. Summary of Significant Accounting Policies	7
3. Earnings (Loss) Per Common Share	11
4. Income Taxes	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Overview	13
• Overall Operating Results	15
• Financial Position and Liquidity	16
• Going Concern	16

Item 3. Controls and Procedures

Forward-Looking Statements	17

PART II OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holder	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES	19

ENVIROSAFE CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007

March 31,
Assets	2007
Current assets:
Cash and cash equivalents	$21
Inventory	1,643
Total current assets	1,663
Other long term assets
Trademarks	4,125
Total long term assets	4,125
Total assets	$5,788
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,825
Total current liabilities	16,825
Commitments and contingencies (note 8)
Shareholders’ equity (deficit):
Common stock, $0.0001 par. Authorized 500,000,000 shares;
issued and outstanding 342,375,000 shares	34,237
Preferred stock, $0.0001 par. Authorized 10,000,000 shares;
issued and outstanding 0 shares	—
Additional paid in capital	2,194,171
Accumulated deficit	(2,239,445)
Total shareholder’s equity (deficit)	(11,037)
Total liabilities and shareholders’ equity (deficit)	$5,788

See accompanying notes to financial statements.

ENVIROSAFE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

	YEARS ENDED
	Mar 31,	Mar 31,
	2007	2006
Revenues:
Sales	$—	$—
Total revenues	—	—
Expenses:
General and administrative expenses	62	25
Professional fees	150,544	242,700
Total expenses	150,607	242,725
Operating income (loss)	(150,607)	(242,725)
(Loss) before taxes	(150,607)	(242,725)
Income tax benefit	—	—
Net (loss)	$(150,607)	$(242,725)

Net (loss) per share, basic and fully diluted	$—	$—
Weighted average common shares outstanding	337,119,444	109,787,500

See accompanying notes to financial statements.

ENVIROSAFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 2007 AND MARCH 31, 2006

	2007	2006
Cash flows from operating activities:
Net (loss)	$(150,607)	$(242,725)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Issuance of common stock for services rendered	150,544	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(8,867)	(696,000)
Prepaid expenses	—	(265,000)
Net cash provided by (used) in operating activities	(8,930)	(1,203,725)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Additional paid in capital	—	1,077,300
Loan from shareholder		4,500
Proceeds from issuance of common stock	—	119,700
Net cash provided by financing activities	—	1,201,500
Net (decrease) in cash and cash equivalents	(8,930)	(2,225)
Cash and cash equivalents at beginning of period	8,951	3,339
Cash and cash equivalents at end of period	$21	$1,114

Supplemental disclosure of non-cash information:

Common stock issued for services	$150,544	$-

See accompanying notes to consolidated financial statements.

ENVIROSAFE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS

1.             Organization and Basis of Presentation

Envirosafe, Corporation (“the Company”), was incorporated in Delaware in 1996. The Company holds intellectual property to develop and sell high-quality healthcare, germicidal cleaning, and bioremediation products. These products are biodegradable and environmentally safe options to traditional germicidal, cleaning and waste treatment products.

2.               Summary of Significant Accounting Policies

Financial Information

The unaudited financial information for the three month periods ended March 31, 2007 and 2006, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of Envirosafe Corporation (“the Company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of December 31, 2006 were derived from the audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

The Company may in the future maintain cash and cash equivalents with a financial institution that exceeds the limit of insurability under the Federal Deposit Insurance Corporation. Management’s evaluation of the financial strength of its financial institution, the Company believes the risk of maintaining deposits in excess of federal deposit limits at its financial institution is limited and does not pose a material risk.

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are performed.

ENVIROSAFE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS

2.               Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “ Goodwill and Other Intangible Assets ”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The intangible assets are valued at the lower of cost or fair market value at the date of the financial statements.

Income Taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the Untied States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123. The revision, referred to as SFAS 123R, was entitled “Share-Based Payment”. This revised pronouncement replaces SFAS 123 and supersedes APB No. 25, and its scope encompasses a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of compensation expense. In accordance with a recently-issued Securities and Exchange Commission rule, small business registrants will be allowed to implement SFAS No. 123R as of the beginning of the first annual period that begins after December 15, 2005. The Company expects to adopt SFAS No. 123R for the year ending December 31, 2006.

ENVIROSAFE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS

2.               Summary of Significant Accounting Policies (continued)

Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is evaluating the requirements of SFAS No. 123R and expects that its adoption will not have a materially adverse impact on our financial position and results of operations. The Company has adopted the Black-Sholes option pricing model in accordance with SFAS No. 123.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No.3, Reporting Accounting Changes in Interim Financial Statements. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. The company will be required to recognize, in its financial statements, the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods, and transition. FIN 48 is effective for the company beginning January 1, 2007 with the cumulative effect of initially applying FIN 48 recognized as a change in accounting principle recorded as an adjustment to opening retained earnings. There is no impact of adopting FIN 48 on the financial statements.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the company’s financial statements.

ENVIROSAFE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS

2.               Summary of Significant Accounting Policies (continued)

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $550 and $500 for the three month periods ended March 31, 2007 and 2006, respectively.

Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “ Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company’s stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

ENVIROSAFE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS

3.     Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended:

	Three Months Ended March 31
	2007	2006
	(unaudited)

Net loss	$(150,607)	$(242,725)

Weighted-average common shares outstanding
Basic	337,119,444	109,787,500

Weighted-average common stock
Equivalents
Stock options	--	--
Warrants	--	--

Weighted-average common shares outstanding	337,119,444	109,787,500
(Diluted)

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2007 and 2006 because inclusion would have been antidilutive.

ENVIROSAFE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS (Continued)

4.     Income Taxes

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, the Company has not had any material federal or state income tax obligations. Due to the anticipated use of net operating loss carryforwards to offset future year income, no provision for income taxes was recorded for the three-month period ended March 31, 2007. The Company’s net operating loss carryforwards totaled ($2,049,067) at March 31, 2007, expiring through March 31, 2027. When there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of prior acquisitions of the Company, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

There were no provisions for income taxes for the three month period ended March 31, 2007.

At March 31, 2007, deferred tax assets approximated the following:

Deferred tax assets	$819,627
Valuation for deferred asset	(819,627)
Net deferred tax assets	$—

At March 31, 2007, the Company had accumulated deficits approximating ($2,239,445), available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

ENVIROSAFE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes may be useful in understanding our operating results, cash flows and financial condition of the Company. This discussion should be read in conjunction with the unaudited financial information and related notes included in this Form 10-Q.

The following discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The readers are referred to the statement entitled “Forward-Looking Statements” located at the end of Part I of this report.

The Company has adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), and the new accounting standard for expensing stock options, in the first quarter of 2006. All financial results presented in this Form 10-Q include the impact of expensing stock options.

Overview

The Company financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

- The Company reported net losses of $150,607 and $242,725 for the three month period ended March 31, 2007 and 2006.

- Net cash used by the Company's operating activities was $8,930 and $934,225 the three month period ended March 31, 2007 and 2006.

- The Company is unable to satisfy its current liabilities and business obligations.

- At March 31, 2007, stockholder's equity was $(11,037) and included an accumulated deficit of $(2,239,445).

- At March 31, 2007, there was working capital deficit of $15,162.

- The Company had no revenues for the three month period ended March 31, 2007 and 2006.

The Company does not expect positive cash flow from operations end fiscal year 2007, however, the Company will require additional funding to cover expected negative cash flows until end fiscal year 2007.

The Company's ability to continue as a going concern is dependent upon generating revenues and gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Company to profitable operations.

ENVIROSAFE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Significant events

Effective January 1, 2006 the Company executed an employment contract with its majority shareholder who became the Chief Executive Officer. This agreement was cancelled effective January 1, 2007 by the CEO. The majority shareholder holds 194,675,000 shares (56.9%) of the company stock. In 2006 the CEO received 73,000,000 shares of commons stock valued at $730,000 in exchange for services rendered prior to 2006. In the first three months of 2007 the CEO received 40,000,000 shares of commons stock valued at $120,000 in exchange for services rendered for the year ended December 31, 2006.

On January 11, 2007 the Company issued 3,000,000 shares to a consulting firm for services.

On March 3, 2005 the Company executed a consulting agreement with an investment firm. Under this agreement the investment firm marketed the company to investors using its many channels including financial websites, database of investment brokers, and stock profiler team. The investment firm was engaged to increase the company’s exposure in the investment community.

The value of the contract was $240,000 with the investment firm eligible to receive $40,000 per month in free trading stock or cash. The investment firm also received 25,000,000 warrants at .01 per share. The original agreement was terminated in November 2006, due to lack of performance by the investment firm. The Company executed a new agreement with the investment firm effective January 2007. The new agreement was for the period January 1, 2007 until May 1, 2007 or until all shares held in escrow were paid out to the investment firm. As of March 31, 2007 all 52,822,340 shares held in escrow were paid to the investment firm. The contract and 25,000,000 outstanding warrants were terminated effective March 31, 2007. No funds were generated from these services during the first quarter of 2007.

On March 19, 2007 the Company’s Board of Directors approved a 300:1 reverse stock split. The stock split was approved by the majority shareholder and is expected to be completed in the second quarter of 2007.

The majority shareholder entered into an agreement to sell substantially of oh his shares of Company stock to a third party in April 2007. The agreement is expected to be completed in the second quarter of 2007.

ENVIROSAFE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating results:

The company has not generated any revenues during the quarter ended March 31, 2007.

The Company generated a net loss of $150,607 for the three-month period ended March 31, 2007 compared with a net loss of $242,725 for the three-month period ended March 31, 2006.  The losses for the period were due to the professional fees and selling, marketing and general and administrative expenses incurred during the period to raise capital and establish the infrastructure for the Companies revenue and production facilities. Period expenses in 2006 also included compensation for the hiring of the Chief Executive Officer.

The decreased operating expenses over the prior three month period are attributed to the Company’s inactivity for the three month period ended March 2007.

Operating expenses decreased significantly during the three months ended March 31, 2007, due to the following factors. First, professional fees decreased due to Company executive cancelling his compensation agreement effective January 1, 2007, as well as accounting and investment services declining in the quarter. Operating expenses decreased during the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006 due to the above noted factors. The most significant expense in the period was for investment services.

As of March 31, 2007 the Company had accumulated $2,239,445 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements.

ENVIROSAFE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2006 (continued)

Financial Position and Liquidity

Total assets were $5,788 at March 31, 2007, a decrease from total assets at year-end 2006. The decrease is primarily due to decreased cash and prepaid expenses.

Total liabilities were $16,825 at March 31, 2007, compared to total liabilities of $144,050 at year-end 2006. Total liabilities decrease was primarily due to executive compensation accrual was eliminated when paid in company stock.

As of March 31, 2007 the Company had $21 in cash and cash equivalents compared to $8,951 as of December 31, 2006.

Going Concern

The Company financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

•	The Company reported net losses of $150,607 and $242,725, respectively for the three month periods ended March 31, 2007 and 2006.
•	At March 30, 2007, stockholder's equity was ($11,037) and included an accumulated deficit of ($2,239,445).
•	At March 31, 2007 there was working capital deficit of $15,162.
•	The Company has limited revenue prospects and has had no revenue in the past two years.
•
The Company's ability to continue as a going concern is dependent upon its generating revenues and profit margins to cover cost of revenues and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Company to profitable operations.

•	The Company is unable to satisfy its creditors on a current basis.
•	The Company may be forced to liquidate its assets and cease operations if it is unable to raise sufficient capital to support operations and to satisfy its obligations.

In connection with these issues, the Company is implementing the following operating and management plans to in order to provide positive cash flow from operations during the subsequent periods:

•	Develop its primary business products and develop a customer base and production facilities and capacity to manufacture products..
•	Develop strategic partnerships with major companies to support the Company’s sales and marketing strategy, and production and manufacturing capacity.
•	Negotiate with capital and debt funding sources to provide working capital to fund the growth and operations.

ENVIROSAFE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement of Risks and Uncertainties

The Company is subject to substantial risks and uncertainties including the following, the vitality of the institutional hygiene, government and commercial cleaning industries; restraints on pricing flexibility due to competitive factors and customer and vendor consolidations; changes in raw material prices or unavailability of adequate and reasonably priced raw materials; the occurrence of capacity constraints or the loss of a key supplier; the effect of future acquisitions or divestitures or other corporate transactions; the costs and effects of complying with: (i) laws and regulations relating to the environment and to the manufacture, storage, distribution, efficacy and labeling of the company’s products and (ii) interest rates and currency movements; the occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) war, (d) natural or manmade disasters (including materials acts of terrorism or other hostilities which impact the company’s markets); loss of, or changes in, execution management; and the company’s ability to continue product introductions and technological innovations.

Item 3.    Controls and Procedures.

As of March 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning gross margin improvements, increasing raw material costs, contributions to our U.S. and international pension and benefit plans, borrowing capacity, plans to re-finance existing debt and favorable short-term liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. Management cautions that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following provides information concerning all sales of our securities during the quarterly period ending March 31, 2007 that were not registered under the Securities Act of 1933.

Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about us to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

No matters were submitted to our stockholders for their approval during the quarterly period ended March 31, 2007.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Number          Description

31.1                Rule 13a-14(a)/15d-14(a) Certifications of Bryan Kuskie, CEO and Chief Financial Officer *
32.1                Section 1350 Certifications of Bryan Kuskie, CEO and Chief Financial Officer *

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIROSAFE CORPORATION

Date: May 10, 2007	By:	/s/ Bryan Kuskie
Bryan Kuskie Chief Executive Officer and Chief Financial Officer