Form 10QSB
period 2007-06-30
ENVIROSAFE CORP/CA
filed 2007-08-20
CIK 1015455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of the close of business on August 15, 2007, 1,641,375 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

• Balance Sheet	4
• Statements of Operations	5
• Statements of Cash Flows	6
• Condensed Notes to Financial Statements	7
1. Organization and Basis for Presentation	7
2. Summary of Significant Accounting Policies	7
3. Earnings (Loss) Per Common Share	7
4. Income Taxes	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Overview	12
• Overall Operating Results	14
• Financial Position and Liquidity	14
• Going Concern	14

Item 3. Controls and Procedures

Forward-Looking Statements	15

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holder	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

Index to Exhibits	17

SIGNATURES	18

Item 1.  Financial Statements.

ENVIROSAFE CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007

Assets
Current assets:
Cash and cash equivalents	$21
Inventory	1,643
Total current assets	1,664
Other long term assets
Trademarks	4,125
Total long term assets	4,125

Total assets	$5,789
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$19,825
Total current liabilities	19,825
Commitments and contingencies (note 8)
Shareholders’ equity (deficit):
Common stock, $0.0001 par. Authorized 500,000,000 shares;
issued and outstanding 1,641,375 shares	164
Preferred stock, $0.0001 par. Authorized 10,000,000 shares;
issued and outstanding 0 shares	-
Additional paid in capital	2,378,244
Accumulated deficit	(2,392,444)
Total shareholder’s equity (deficit)	(14,036)
Total liabilities and shareholders’ equity (deficit)	$5,789

See accompanying notes to financial statements.

ENVIROSAFE CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	For the Three months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
REVENUES
Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	-	10,731	62	10,756
Professional fees	153,000	130,710	303,544	373,410
TOTAL OPERATING EXPENSES	153,000	141,441	303,606	384,166

OPERATING INCOME (LOSS)	(153,000)	(141,441)	(303,606)	(384,166)

OTHER INCOME (EXPENSES)
Interest expenses	-	(1,386)	-	(1,386)

NET INCOME (LOSS) BEFORE TAXES	(153,000)	(142,827)	(303,606)	(385,552)

NET INCOME (LOSS)	$(153,000)	$(142,827)	$(303,606)	$(385,552)

NET LOSS PER COMMON SHARE
Basic	(0.13)	(0.13)	(0.27)	(0.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,196,806	1,083,151	1,145,139	1,083,151

The accompanying notes are an integral part of these financial statements.

ENVIROSAFE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING JUNE 30, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(303,606)	$(385,552)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Issuance of common stock for services rendered	300,544	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(5,868)	382,213
Prepaid expenses	-	-
Net cash provided by (used) in operating activities	(8,930)	(3,339)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Additional paid in capital	-	-
Loan from shareholder		4,500
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	4,500
Net increase (decrease) in cash and cash equivalents	(8,930)	1,161
Cash and cash equivalents at beginning of period	8,951	3,339
Cash and cash equivalents at end of period	$21	$4,500

Supplemental disclosure of non-cash information:

Common stock issued for services	$300,544	$-

See accompanying notes to consolidated financial statements.

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

1.               Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

2.              Organization and Business Background

Envirosafe, Corporation (“the Company”), was incorporated in Delaware in 1996. The Company holds intellectual property to develop and sell high-quality healthcare, germicidal cleaning, and bioremediation products. These products are biodegradable and environmentally safe options to traditional germicidal, cleaning and waste treatment products. On June 18, 2007, the Company entered into a Plan of Exchange with Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si ("Da Zhu Fu Da"), a corporation organized and existing under the laws of the Peoples’ Republic of China. Accordingly, the Company changed the management and ceased all of the current remaining operations. However, as of the date of this Report, the Plan of Exchange with Da Zhu Fu Da has not been closed. [See Note 8 for more information]

3.              Summary of Significant Accounting Policies

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

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

3.               Summary of Significant Accounting Policies (continued)

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

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

3.               Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company’s stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of June 30, 2007.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

4.     Income Taxes

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, the Company has not had any material federal or state income tax obligations. Due to the anticipated use of net operating loss carryforwards to offset future year income, no provision for income taxes was recorded for the six-month period ended June 30, 2007. The Company’s net operating loss carryforwards totaled ($2,392,444) at June 30, 2007, expiring through June 30, 2027. When there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of prior acquisitions of the Company, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

There were no provisions for income taxes for the six month period ended June 30, 2007.

At June 30, 2007, deferred tax assets approximated the following:

Deferred tax assets	$956,978
Valuation for deferred asset	(956,978)
Net deferred tax assets	$-

At June 30, 2007, the Company had accumulated deficits approximating ($2,392,444), available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

5.     Stock-Based Compensation

On June 20, 2007, the Company issued 500,000 restricted shares of common stock to Bryan Kuskie for the services rendered. The fair value of this restricted stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.30 per share.  The Company calculated a stock-based compensation cost of $150,000 and recognized in full for the second quarter of 2007.

6.     Capital Transactions

On April 23, 2007, the Company took effective a one-for-three-hundred (1:300) reverse stock split of the outstanding shares of the Company’s common stock. The number of outstanding shares of the Company’s common stock was reduced from 342,375,000 to 1,141,375 shares and par value of its common stock was unchanged at $0.0001.

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

7.     Going Concern

The Company financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

•	The Company reported net losses of $153,000 and $303,606, respectively for the three and six months ended June 30, 2007.
•	At June 30, 2007, stockholder's deficit was ($14,036) and included an accumulated deficit of ($2,392,444).
•	At June 30, 2007 there was working capital deficit of $18,161.
•	The Company has limited revenue prospects and has had no revenue in the past two years.
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

8.     Pending Transaction

As of June 18, 2007, the Company and predecessor of the Company, executed a Plan of Exchange (the "Agreement"), between and among the Company, Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Da Zhu Fu Da"), the shareholders of Da Zhu Fu Da (the "Da Zhu Fu Da Shareholders") and the Majority Shareholder of the Registrant (the "Majority Shareholder").

Pursuant to the terms of the Agreement, The transaction will not immediately close but shall be conditioned upon: (1) the Company and the Company Shareholders’ settlement of all liabilities of the Company (2) the deposit of 632,250 shares of Common Stock into the account of Escrow Agent in exchange for payments totaling $550,000, and (3) issuance of the 30,000,000 new shares of Common Stock and deposit of the same into the account of Escrow Agent. Upon completion of the exchange, Da Zhu Fu Da will be a 100% owned subsidiary of Company.

Simultaneously, Da Zhu Fu Da signed a promissory note in connection with their payments to the Company with a third party and agreed that the loan is secured by the 30,632,250 shares acquired as part of the exchange transaction. In addition, the promissory note is currently in default.

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

The Company has adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), and the new accounting standard for expensing stock options, in the three and six months ended June 30, 2007. All financial results presented in this Form 10-Q include the impact of expensing stock options.

Overview

The Company financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

- The Company reported net losses of $153,000 and $303,606 for the three and six months ended June 30, 2007, respectively, compared to net losses of $142,827 and $385,552 for the same periods ended June 30, 2006, respectively.

- Net cash used by the Company's operating activities was $8,930 and $3,339 the six month period ended June 30, 2007 and 2006, respectively.

- The Company is unable to satisfy its current liabilities and business obligations.

- At June 30, 2007, stockholder's deficit was $(14,036) and included an accumulated deficit of $(2,392,444).

- At June 30, 2007, there was working capital deficit of $18,161.

- The Company had no revenues for the six months ended June 30, 2007 and 2006.

The Company does not expect positive cash flow from operations ended fiscal year 2007; however, the Company will require additional funding to cover expected negative cash flows until the end of fiscal year 2007.

The Company's ability to continue as a going concern is dependent upon generating revenues and gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Company to profitable operations.

Significant events

Effective January 1, 2006 the Company executed an employment contract with its majority shareholder who became the Chief Executive Officer. This agreement was cancelled effective January 1, 2007 by the CEO. The majority shareholder holds 648,917 shares (56.9%) of the company stock. In 2006 the CEO received 243,333 shares of commons stock valued at $730,000 in exchange for services rendered prior to 2006. In the first three months of 2007 the CEO received 133,333 shares of commons stock valued at $120,000 in exchange for services rendered for the year ended December 31, 2006.

On January 11, 2007 the Company issued 10,000 shares to a consulting firm for services.

On March 3, 2005 the Company executed a consulting agreement with an investment firm. Under this agreement the investment firm marketed the company to investors using its many channels including financial websites, database of investment brokers, and stock profiler team. The investment firm was engaged to increase the company’s exposure in the investment community.

The value of the contract was $240,000 with the investment firm eligible to receive $40,000 per month in free trading stock or cash. The investment firm also received 83,333 warrants at .01 per share. The original agreement was terminated in November 2006, due to lack of performance by the investment firm. The Company executed a new agreement with the investment firm effective January 2007. The new agreement was for the period January 1, 2007 until May 1, 2007 or until all shares held in escrow were paid out to the investment firm. As of March 31, 2007 all 176,074 shares held in escrow were paid to the investment firm. The contract and 83,333 outstanding warrants were terminated effective March 31, 2007. No funds were generated from these services during the first quarter of 2007.

On March 19, 2007 the Company’s Board of Directors approved a 300:1 reverse stock split. The stock split was approved by the majority shareholder and took effective on April 23, 2007.

The majority shareholder entered into an agreement to sell substantially of his shares of Company stock to a third party in April 2007. The agreement was completed in the second quarter of 2007.

On June 18, 2007, the Company entered into a Plan of Exchange with Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si ("Da Zhu Fu Da"), a corporation organized and existing under the laws of the Peoples’ Republic of China.

Pursuant to the terms of the Agreement, The transaction will not immediately close but shall be conditioned upon: (1) the Company and the Company Shareholders’ settlement of all liabilities of the Company (2) the deposit of 632,250 shares of Common Stock into the account of Escrow Agent in exchange for payments totaling $550,000, and (3) issuance of the 30,000,000 new shares of Common Stock and deposit of the same into the account of Escrow Agent. Upon completion of the exchange, Da Zhu Fu Da will be a 100% owned subsidiary of Company.

Accordingly, the Company changed the management and ceased all of the current remaining operations.

Simultaneously, Da Zhu Fu Da signed a promissory note in connection with their payments to the Company with a third party and agreed that the loan is secured by the 30,632,250 shares acquired as part of the exchange transaction. In addition, the promissory note is currently in default.

Operating results:

The company has not generated any revenues during the three and six months ended June 30, 2007.

The Company generated net losses of $153,000 and $303,606 for the three and six months ended June 30, 2007, respectively, compared to net losses of $142,827 and $385,552 for the same periods ended June 30, 2006, respectively.  The losses for the periods were due to general and administrative expenses and the non-cash professional fees resulting from the issuance of 500,000 shares of common stock for services rendered. The shares were valued based on the market price on the date of the stock grant, or $.30 per share, resulting in total expenses of $150,000 recognized in the second quarter of 2007. Period expenses in 2006 also included compensation for the hiring of the Chief Executive Officer.

As of June 30, 2007 the Company had accumulated $2,392,444 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements.

Financial Position and Liquidity

Total assets were $5,789 at June 30, 2007, a decrease from total assets at year-end 2006. The decrease is primarily due to decreased cash and prepaid expenses.

Total liabilities were $19,825 at June 30, 2007, compared to total liabilities of $144,050 at year-end 2006. The decrease in total liabilities was primarily due to executive compensation accrual was eliminated when paid in company stock.

As of June 30, 2007 the Company had $21 in cash and cash equivalents, decreasing by $8,930 compared to $8,951 as of December 31, 2006.

Going Concern

The Company financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

•	The Company reported net losses of $153,000 and $303,606, respectively for the three and six months ended June 30, 2007.
•	At June 30, 2007, stockholder's deficit was ($14,036) and included an accumulated deficit of ($2,392,444).
•	At June 30, 2007 there was working capital deficit of $18,161.
•	The Company has limited revenue prospects and has had no revenue in the past two years.
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

Item 3.    Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining and disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following provides information concerning all sales of our securities during the six months ended June 30, 2007 that were not registered under the Securities Act of 1933.

On April 23, 2007, the Company took effective a one-for-three-hundred (1:300) reverse stock split of the outstanding shares of the Company’s common stock. The number of outstanding shares of the Company’s common stock was reduced from 342,375,000 to 1,141,375 shares and par value of its common stock was unchanged at $0.0001.

On June 20, 2007, the Company issued 500,000 restricted shares of common stock to Bryan Kuskie for the services rendered. The fair value of this restricted stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.30 per share.  The Company calculated a stock-based compensation cost of $150,000 and recognized in full for the second quarter of 2007.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our stockholders for their approval during the three and six months ended June 30, 2007.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the second quarter of 2007

None.

Reports on Form 8-K filed subsequent to the second quarter of 2007

(1)
On July 3, 2007, the Company filed a current report on Form 8-K under Item 1.01 Entry Into A Material Definitive Agreement to announce that the Company and Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China, have entered into a Plan of Exchange, and the management has been changed accordingly.

(2)
On July 23, 2007, the Company filed a current report on Form 8-K to announce that the Company executed a written Guaranty of payments made by Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si in connection with the Plan of Exchange, dated June 18, 2007.

INDEX TO EXHIBITS

Exhibit
Number          Description

31.1                 Rule 13a-14(a)/15d-14(a) Certifications of Guoqiang Zhan, CEO and Chief Financial Officer *

32.1                 Section 1350 Certifications of Guoqiang Zhan, CEO and Chief Financial Officer *

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIROSAFE CORPORATION

Date: August 17, 2007	By:	/s/ Guoqiang Zhan
Guoqiang Zhan President and Director