Form 10QSB
period 2007-09-30
ENVIROSAFE CORP/CA
filed 2007-11-14
CIK 1015455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

 (Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2007

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act

       For the transition period from _________ to _________

Commission file number: 0-52407

 ENVIROSAFE CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of I.R.S. Employer)	94-3251254 (Incorporation or Organization Identification No.)

16 NANER STREET, WANSHOU ROAD, SUITE 602
HAIZHU DISTRICT, GUANGZHOU, P.R. CHINA
(Address of Principal Executive Offices)

(954) 424-2345
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

As of the close of business on November 5, 2007, 2,141,375 shares of our common stock, par value $.0001 per share, were outstanding.

As of the close of business on November 5, 2007, no shares of our preferred stock, par value $.0001 per share, were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

• Balance Sheet	4
• Statements of Operations	5
• Statements of Cash Flows	6
• Condensed Notes to Financial Statements	7
1. Organization and Basis for Presentation	7
2. Summary of Significant Accounting Policies	7
3. Earnings (Loss) Per Common Share	7
4. Income Taxes	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Overview	12
• Overall Operating Results	13
• Financial Position and Liquidity	13
• Going Concern	13

Item 3. Controls and Procedures

Forward-Looking Statements	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holder	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	17

Item 1.  Financial Statements.

ENVIROSAFE CORPORATION
UNAUDITED BALANCE SHEET
SEPTEMBER 30, 2007

Assets
Current assets:
Cash and cash equivalents	$—
Total current assets	—

Total assets	$—
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$39,036
Total current liabilities	39,036
Commitments and contingencies (note 8)
Shareholders’ equity (deficit):
Common stock, $0.0001 par. Authorized 500,000,000 shares;
issued and outstanding 1,641,375 shares	164
Preferred stock, $0.0001 par. Authorized 10,000,000 shares;
issued and outstanding 0 shares	—
Additional paid in capital	2,378,244
Accumulated deficit	(2,417,444)
Total shareholders' (deficit)	(39,036)
Total liabilities and shareholders’ (deficit)	$—

See accompanying notes to financial statements.

ENVIROSAFE CORPORATION
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	For the Three months		For the Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
REVENUES
Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	-	34,077	62	44,833
Professional fees	25,000	164,744	328,544	538,154
TOTAL OPERATING EXPENSES	25,000	198,821	328,606	582,987

OPERATING (LOSS)	(25,000)	(198,821)	(328,606)	(582,987)

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	(1,386)

NET (LOSS) BEFORE TAXES	(25,000)	(198,821)	(328,606)	(584,373)

NET (LOSS)	$(25,000)	$(198,821)	$(328,606)	$(584,373)

NET LOSS PER COMMON SHARE
Basic and fully diluted	$(0.02)	$(0.28)	$(0.25)	$(0.59)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,641,375	705,018	1,310,509	997,917

The accompanying notes are an integral part of these financial statements.

ENVIROSAFE CORPORATION
UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net (loss)	$(328,606)	$(584,374)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Issuance of common stock for services rendered	300,544	1,062,000
Changes in operating assets and liabilities:
Inventory	1,643	(1,643)
Accounts payable and accrued expenses	13,343	(515,885)
Prepaid expenses	—	(65,000)
Net cash (used) in operating activities	(13,076)	(104,902)
Cash flows from investing activities:
Purchase/write off of intangibles	4,125	(4,125)
Net cash used in investing activities	4,125	(4,125)
Cash flows from financing activities:
Repayment of notes payable	—	(8,000)
Proceeds from issuance of common stock	—	135,000
Net cash provided by financing activities	—	127,000
Net increase (decrease) in cash and cash equivalents	(8,951)	17,973
Cash and cash equivalents at beginning of period	8,951	3,339
Cash and cash equivalents at end of period	$0	$21,312

Supplemental disclosure of non-cash information:

Common stock issued for services	$300,544	$1,062,000

See accompanying notes to financial statements.

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006

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

2.              Organization and Business Background

Envirosafe, Corporation (“we”, “us”), was incorporated in Delaware in 1996. We hold intellectual property to develop and sell high-quality healthcare, germicidal cleaning, and bioremediation products. These products are biodegradable and environmentally safe options to traditional germicidal, cleaning and waste treatment products.

On June 18, 2007, we entered into a Plan of Exchange with Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si ("Da Zhu Fu Da"), a corporation organized and existing under the laws of the Peoples’ Republic of China.

Then, On July 18, 2007 we executed a written Guaranty of payments made by Da Zhu Fu Da to help secure financing in order to finalize the share exchange between us and Da Zhu Fu Da.

Finally, Da Zhu Fu Da became in default of the promissory note for failure to make payments shortly thereafter. Pursuant to the Guaranty, we became liable for the debt of Da Zhu Fu Da.

We and R. Chris Cottone then reached an agreement to settle the obligations created under the Guarantee.  In settlement of the obligations under the Guaranty, R. Chris Cottone received a payment of $150,000 cash and $232,000 in debt owed by R. Chris Cottone to Guoqiang Zhan was extinguished in exchange for a complete release from the obligations of the Guaranty and the reversion of 30,632,250 of our shares currently held by R. Chris Cottone as collateral pursuant to the financing agreements.

In addition, we decided it was in the best interest of all parties and we unwound the Share Exchange with Da Zhu Fu Da. The 30,632,250 shares that were held as collateral reverted back to us and were retired to the treasury. The capital of Da Zhu Fu Da reverted back to its previous state prior to the Share Exchange and we continued our business operations prior to these transactions.

3.              Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

We may in the future maintain cash and cash equivalents with a financial institution that exceeds the limit of insurability under the Federal Deposit Insurance Corporation. Management’s evaluation of the financial strength of its financial institution, we believe the risk of maintaining deposits in excess of federal deposit limits at its financial institution is limited and does not pose a material risk.

Revenue Recognition

We record our transactions under the accrual method of accounting whereby income is recognized when the services are performed.

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006

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

Income Taxes

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006

3.               Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the company’s financial statements.

Stock-Based Compensation

We measure compensation expense for our non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in our stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. We did not have any unrecognized tax benefits as of September 30, 2007.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on our financial statements.

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006

4.     Income Taxes

Effective July 14, 2000, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, we have not had any material federal or state income tax obligations. Due to the anticipated use of net operating loss carryforwards to offset future year income, no provision for income taxes was recorded for the nine-month period ended September 30, 2007. The Company’s net operating loss carryforwards totaled ($2,417,444) at September 30, 2007, expiring through September 30, 2027. When there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of our prior acquisitions, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

There were no provisions for income taxes for the nine month period ended September 30, 2007.

At September 30, 2007, deferred tax assets approximated the following:

Deferred tax assets	$970,000
Valuation for deferred asset	(970,000)
Net deferred tax assets	$—

At September 30, 2007, we had accumulated deficits approximating $2,417,000, available to offset future taxable income through 2027. We established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

5.     Stock-Based Compensation

On November 5, 2007, we authorized the issuance of 500,000 restricted shares of our common stock to GreenTree Financial Group, Inc. for services already rendered and to be rendered from July 1, 2007 through December 31, 2007. The fair value of this restricted stock issuance was determined using the fair value of our common stock on the grant date, at a price of $0.10 per share. We calculated a stock-based compensation cost of $25,000 and recognized it for the third quarter of 2007 with a related payable for this same amount at September 30, 2007. Our fourth quarter financial statements will show recognition of an additional $25,000 in stock-based compensation for the remainder of the above mentioned term. The above values also approximated the fair value of the services rendered.

6.     Capital Transactions

On April 23, 2007, we performed a one-for-three-hundred (1:300) reverse stock split of our outstanding shares of common stock. The number of our outstanding shares of common stock at that date was reduced from 342,375,000 to 1,141,375 shares and the par value of our common stock was unchanged at $0.0001. The financial statements amounts and shares herein have been retroactively adjusted thereto for the reverse split.

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006

7.     Going Concern

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that we may be unable to continue as a going concern:

•	We reported net losses of $25,000 and $328,606, respectively for the three and nine months ended September 30, 2007.
•	At September 30, 2007, stockholder's deficit was ($39,036) and included an accumulated deficit of ($2,417,444).
•	At September 30, 2007 there was a working capital deficit of $39,036.
•	We have limited revenue prospects and have had no revenue in the past two years.
•
Our ability to continue as a going concern is dependent upon our generating revenues and profit margins to cover cost of revenues and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning to profitable operations.

•	We may be forced to liquidate our assets and cease operations if we are unable to raise sufficient capital to support operations and to satisfy its obligations.

In connection with these issues, we are implementing the following operating and management plans to in order to provide positive cash flow from operations during the subsequent periods:

•	Develop our primary business products and develop a customer base and production facilities and capacity to manufacture products.
•	Develop strategic partnerships with major companies to support our sales and marketing strategy, and production and manufacturing capacity.
•	Negotiate with capital and debt funding sources to provide working capital to fund the growth and operations.

8.     Pending Transaction

As of November 5, 2007, we have 500,000 common shares to be issued to GreenTree Financial Group, Inc. in the fourth quarter for the above mentioned services in subparagraph 5 herein.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes may be useful in understanding our operating results, cash flows and financial condition. This discussion should be read in conjunction with the unaudited financial information and related notes included in this Form 10-QSB.

The following discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The readers are referred to the statement entitled “Forward-Looking Statements” located at the end of Part I of this report.

We have adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), and the new accounting standard for expensing stock options, in the three and nine months ended September 30, 2007. All financial results presented in this Form 10-QSB include the impact of expensing stock options.

Overview

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that we may be unable to continue as a going concern:

- We reported net losses of $25,000 and $328,606 for the three and nine months ended September 30, 2007, respectively, compared to net losses of $198,821 and $584,373 for the same periods ended September 30, 2006, respectively.

- Net cash used by in our operating activities was $13,076 and $104,902 the nine month period ended September 30, 2007 and 2006, respectively.

- We are unable to generate business opportunities.

- At September 30, 2007, stockholder's deficit was $(39,036) and included an accumulated deficit of $(2,417,444).

- At September 30, 2007, there was a working capital deficit of $39,036.

- We had no revenues for the nine months ended September 30, 2007 and 2006.

We do not expect positive cash flow from operations for the 2007 fiscal year and we may require additional funding to cover expected negative cash flows until the end of fiscal year 2007.

Our ability to continue as a going concern is dependent upon generating revenues and gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning us to profitable operations.

Significant events:

See footnotes 2 and 5 above entitled “Organization and Business Background” and “Stock Based Compensation” for significant events that occurred during our third quarter and subsequent thereto which warranted Form 8-K disclosures.

Operating results:

We have not generated any revenues during the three and nine months ended September 30, 2007.

We generated net losses of $25,000 and $328,606 for the three and nine months ended September 30, 2007, respectively, compared to net losses of $198,821 and $584,373 for the same periods ended September 30, 2006, respectively. The losses for the periods were due to general and administrative expenses and the non-cash professional fees resulting from the issuance of shares of common stock for services rendered. These shares are fully discussed above in previous sections herein.

As of September 30, 2007 we had accumulated $2,417,444 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements.

Financial Position and Liquidity

Total assets were $-0- at September 30, 2007, a decrease from total assets at year-end 2006. The decrease is primarily due to decreased cash and prepaid expenses.

Total liabilities were $39,036 at September 30, 2007, compared to total liabilities of $144,050 at year-end 2006. The decrease in total liabilities was primarily due to executive compensation accrual was eliminated when paid in our common stock.

As of September 30, 2007 we had $-0- in cash and cash equivalents, decreasing by $8,951 compared to $8,951 as of December 31, 2006.

Going Concern

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that we may be unable to continue as a going concern:

•	We reported net losses of $25,000 and $328,606, respectively for the three and nine months ended September 30, 2007.
•	At September 30, 2007, stockholder's deficit was ($39,036) and included an accumulated deficit of ($2,417,444).
•	At September 30, 2007 there was a working capital deficit of $39,036.
•	We have limited revenue prospects and have had no revenue in the past two years.
•
Our ability to continue as a going concern is dependent upon our generating revenues and profit margins to cover cost of revenues and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning to profitable operations.

•	We may be forced to liquidate our assets and cease operations if we are unable to raise sufficient capital to support operations and to satisfy its obligations.

In connection with these issues, we are implementing the following operating and management plans to in order to provide positive cash flow from operations during the subsequent periods:

•	Develop our primary business products and develop a customer base and production facilities and capacity to manufacture products.
•	Develop strategic partnerships with major companies to support our sales and marketing strategy, and production and manufacturing capacity.
•	Negotiate with capital and debt funding sources to provide working capital to fund the growth and operations.

Item 3.    Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

 Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning gross margin improvements, increasing raw material costs, contributions to our U.S. and international pension and benefit plans, borrowing capacity, plans to re-finance existing debt and favorable short-term liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. Management cautions that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

During the three months ended September 30, 2007, a majority of our common shareholders voted to enter into a Plan of Exchange and a related Guaranty with Da Zhu Fu Da. These were subsequently terminated during the same quarter in accordance with a majority vote of our common shareholders.

Item 5.        Other Information

None

Item 6.                      Exhibits and Reports on Form 8-K

(a)	Exhibits

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the third quarter of 2007

(1)
On July 3, 2007, we filed a current report on Form 8-K under Item 1.01 Entry Into A Material Definitive Agreement to announce that we and Da Zhu Fu Da entered into a Plan of Exchange, and that the management changed accordingly.

(2)	On July 23, 2007, we filed a current report on Form 8-K to announce that we executed a written Guaranty of payments made by Da Zhu Fu Da in connection with the Plan of Exchange, dated June 18, 2007.

(3)
On September 19, 2007, we filed a current report on Form 8-K to announce that we terminated the above mentioned Plan of Exchange and related Guaranty of payments made by Da Zhu Fu Da among other items.

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

ENVIROSAFE CORPORATION

Date: November 14, 2007	By:	/s/ Guoqiang Zhan
Guoqiang Zhan