Form 10KSB
period 2007-12-31
ENVIROSAFE CORP/CA
filed 2008-04-11
CIK 1015455

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________ to _________

Commission file number   000-52407

ENVIROSAFE CORPORATION
(Name of Small Business Issuer in Its Charter)

                DELAWARE                                                                                                                               94-3251254
                            (State or Other Jurisdiction of                                                                                                               (I.R.S. Employer
                       Incorporation or Organization)                                                                                                              Identification No.)

16 NANER STREET, WANSHOU ROAD, SUITE 602
HAIZHU DISTRICT, GUANGZHOU, P.R. CHINA
 (Address of Principal Executive Office)(Zip Code)

(954) 424-2345
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 per share
Preferred Stock, par value $.0001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [X]   No [   ]

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Issuer’s revenues for its most recent fiscal year were $-0-.

The aggregate market value of the issuer’s Common Stock held by non-affiliates (1,509,122 shares) was approximately $354,644, based on the average closing bid and ask price for the Common Stock on April 11, 2008.

As of April 11, 2008, there were outstanding 2,141,375 shares of the issuer’s Common Stock, par value $.0001.

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

Part  I

Item                                                                                   Page

1.       Description of Business ........................................................................................................................................................................4
2.       Description of Property ........................................................................................................................................................................4
3.       Legal Proceedings ...............................................................................................................................................................................4
4.       Submission of Matters to a Vote of Security Holders..............................................................................................................................4

Part  II

 Part  III

9.       Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of  the Exchange Act ..................................15
10.     Executive Compensation .......................................................................................................................................................................15
11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ......................................................15
12.    Certain Relationships and Related Transactions .......................................................................................................................................15
13.    Exhibits and Reports on Form 8-K.......................................................................................................................................................... 15
14.    Principal Accountant Fees and Services.................................................................................................................................................. 15

Other

   Index to Exhibits................................................................................................................................................................................... 16
   Signature Page......................................................................................................................................................................................17

PART  I

Item 1. Description of Business

History

We were incorporated in the state of Delaware in 1996. We were formed to produce a comprehensive suite of disinfecting, cleaning, and bioremediation products for the consumer, commercial, institutional and municipal markets. We were not successful in developing this business model and had very limited revenues.

In 2007, former management resigned and was replaced by a new board and new officers and directors. Recognizing the need to increase shareholder  value,  the  new  Board was determined that the only way to enhance shareholder  value  was  to  seek  potential  business opportunities and effect a business  combination  with  a target business with significant growth potential which,  in  the  opinion  of  our management, could provide a profit to both the Company and our shareholders.

As of March 4, 2008, we executed a Plan of Exchange (the "Agreement"), between and among us, ADDE EDUCATION HLDS LTD., a corporation organized and existing under the laws of Hong Kong Special Administrative Region of People’s Republic of China ("ADDE"), the shareholders of ADDE (the "ADDE Shareholders") and our majority shareholder (the "EVSF Shareholders").

Pursuant to the terms of the Agreement, the transaction will not immediately close but shall be conditioned upon: (1) EVSF shall eliminate all know or potential liabilities of EVSF as of the closing date. This shall include, but is not limited to, any accounts payable, accrued expenses, as well as any liabilities shown on its annual report for the fiscal year of 2007 in FORM 10-KSB filed with the Securities and Exchange Commission prior to the closing; (2) EVSF  and EVSF shareholders shall pledge that any expenses concerning any known or unknown lawsuits, legal disputes or any correlation expenses caused by original EVSF Corporation and their shareholders, EVSF shall undertake full responsibility and afford the correlation expenses after the closing. A comfort letter referencing  EVSF prepared by a third party law firm confirming that to the best of their knowledge after reasonable due diligence, EVSF has no pending or threatened litigation; (3) a deposit of 632,253 shares of common stock of EVSF into the escrow account of Greentree Financial Group, Inc. ("Escrow Agent") in exchange for the cash payment of $260,000 and $260,000 promissory note made by ADDE Shareholders to Guoqiang Zhan ("Mr. Zhan"), the new president of EVSF, which shall also be simultaneously deposited into the escrow account of escrow agent, (4) the issuance of 20,000,000 new shares of common stock and 1,350,000 new shares of preferred stock of EVSF to the ADDE shareholders, which should take no longer than 60 days, (5) the resignation of Mr. Zhan from the board of directors and as officer of EVSF and appointment of his successor(s) as designated by ADDE and/or the ADDE Shareholders, (6) a pledge of 10,000,000 shares of EVSF common stock to be used as collateral on the above mentioned promissory note, (7) a fully executed guarantee of the promissory note from EVSF in favor of Mr. Zhan. Upon completion of the exchange, ADDE will be our 100% owned subsidiary.

Upon the delivery of 20,632,253 shares of common stock (including 632,253 common shares from the EVSF Shareholders), and 1,350,000 new shares of our preferred stock, to ADDE Shareholders, ADDE Shareholders will hold a 'controlling interest' in us representing approximately 93.2% of the then issued and outstanding our common shares. Furthermore, the designees of ADDE will be appointed to the Board of Directors after the closing. Subsequent to the appointment of ADDE designees, our current management will resign from the Board of Directors.

We have agreed to use our best efforts to insure the escrow conditions under the escrow agreement will be satisfied as promptly as practicable so that the closing conditions under the agreement will occur. We expect that the closing will occur in the second quarter of 2008. An additional current report on Form 8-K will be filed after the closing.

If we are successful with the closing of this transaction, we will provide the detailed business description and audited financials of the acquired company within the time periods proscribed by the federal securities laws.

Going Concern Issues

As shown in our financial statements, we suffered recurring losses from operations to date. We experienced a loss of ($233,606) for 2007, a net stockholders’ deficit of $10,000 and a net working capital deficit of ($10,000) at December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on many factors. Pending the successful closing of the above transaction, of which there can be no assurance, there will be a continuing need to raise additional equity capital in order to improve liquidity and develop operations.

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

Market for Common Stock

Our Common Stock is quoted on the Over the Counter Bulletin Board quotation service, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “EVSF.OB”. Trading in our common stock has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for our common stock for each quarter of the years ended December 31, 2007 and 2006.

	High	Low
2007
Quarter Ended March 31, 2007	$0.01	$0.05
Quarter Ended June 30, 2007	$0.20	$0.45
Quarter Ended September 30, 2007	$0.10	$0.25
Quarter Ended December 31, 2007	$0.10	$0.20
	High	Low
2006
Quarter Ended March 31, 2006	$0.06	$0.01
Quarter Ended June 30, 2006	$0.11	$0.02
Quarter Ended September 30, 2006	$0.04	$0.01
Quarter Ended December 31, 2006	$0.02	$0.004

On April 11, 2008, the closing price of our Common Stock was $.21 per share.

As of April 11, 2008, there were approximately 125 stockholders of record of our common stock. Our registrar and transfer agent is Guardian Registrar & Transfer Agency, Inc., located at 7951 S.W. 6th Street, Suite #216, Plantation, Florida, 33324. Their telephone number is (954) 915-0105, and their facsimile number is (954) 449-0582.

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

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for our growth needs. We currently intend to retain any future earnings to fund the development and growth of our business.

Recent Sales of Unregistered Securities

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

During the fourth quarter of 2007, we issued 500,000 shares of common stock to Greentree Financial Group, Inc. for services rendered in connection with the assistance and preparation of documents filed with the Securities and Exchange Commission and other contracts.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Introduction and Plan of Operation

We are a shell company with no assets and nominal operations as our former business was unsuccessful.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

We tried to pursue marketing relations for our products. These relationships were not established, and no revenues were recorded. We are forced to seek the sale of our securities to generate funds to carry on our operations. Sales were $-0- in 2007 and $-0- in 2006. Losses decreased from $765,161 in 2006 to $233,606 in 2007. Such decrease was due primarily to an decrease in professional fees from $717,048 in 2006 to $207,000 in 2007, each resulting from the private financings and for professional services received.

Liquidity

Capital raises through the sale of shares support our existence. Our working capital deficit has decreased from ($108,456) at December 31, 2006 to ($10,000) at December 31, 2007, and stockholders’ equity improved from a deficit of ($104,331) to ($10,000) for the same periods. The primary reason for the improvement in 2007 was due to fewer shares issued for services in 2007.

Item 7. Financial Statements

CONTENTS

INDEPENDENT AUDITOR’S REPORT………………………………………….…7

BALANCE SHEET……………………………………………………………….……8

STATEMENTS OF OPERATIONS…………………………………………………..9

STATEMENTS OF CASH FLOWS………………………………………………..…10

STATEMENT OF STOCKHOLDERS’ DEFICIT…………………………………....11

NOTES TO FINANCIAL STATEMENTS…………………………………………...12-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Envirosafe Corporation

I have audited the accompanying balance sheet of Envirosafe Corporation as of December 31, 2007, and the related statements of operations, stockholders’ deficit and comprehensive income, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Envirosafe Corporation as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA
Huntersville, NC
April 10, 2008

ENVIROSAFE CORPORATION
BALANCE SHEET
DECEMBER 31, 2007

Assets
Current assets:
Cash and cash equivalents	$—
Total current assets	—

Total assets	$—
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$10,000
Total current liabilities	10,000
Commitments and contingencies (note 8)
Shareholders’ deficit:
Common stock, $0.0001 par. Authorized 500,000,000 shares;
issued and outstanding 2,141,375 shares at December 31, 2007	214
Preferred stock, $0.0001 par. Authorized 10,000,000 shares;
no shares issued and outstanding at December 31, 2007	—
Additional paid in capital	2,312,230
Retained deficit	(2,322,444)
Total shareholders' deficit	(10,000)
Total liabilities and shareholders’ deficit	$0

See accompanying notes to financial statements.

ENVIROSAFE CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	For the Years
	Ended December 31,
	2007	2006
REVENUES
Sales	$-	$-
Cost of sales	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses	62	46,727
Professional fees	233,544	717,048
TOTAL OPERATING EXPENSES	233,606	763,775

OPERATING (LOSS)	(233,606)	(763,775)

OTHER INCOME (EXPENSE)
Interest expense	-	(1,386)

NET (LOSS) BEFORE TAXES	(233,606)	(765,161)

NET (LOSS)	$(233,606)	$(765,161)

NET LOSS PER COMMON SHARE
Basic and fully diluted	$(0.16)	$(0.77)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,462,953	997,917

The accompanying notes are an integral part of these financial statements.

ENVIROSAVE CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, December 31, 2005	99,958	$10	$693,121	$(1,323,677)

Issuance of common stock for services	354,000	35	1,156,341	-

Issuance of common stock for cash	45,000	5	134,995	-

Issuance of common stock for stock split	498,958	50	(29,887)	-

Net loss for the year ended December 31, 2006	-	-	-	(765,161)

Balances, December 31, 2006	997,917	$100	$1,954,570	$(2,088,838)

Issuance of common stock for services	1,143,458	114	357,660	-

Net loss for the year ended December 31, 2007	-	-	-	(233,606)

Balances, December 31, 2007	2,141,375	$214	$2,312,230	$(2,322,444)

* Common stock amount and shares have been retroactively restated herein for the 300 for one reverse split in 2007.

The accompanying notes are an integral part of these consolidated financial statements

ENVIROSAFE CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net (loss)	$(233,606)	$(765,161)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Issuance of common stock for services rendered	207,000	1,156,376
Write off of intangibles	4,125	—
Changes in operating assets and liabilities:
Inventory	1,643	(1,643)
Accounts payable and accrued expenses	(13,113)	(481,835)
Prepaid expenses	25,000	(25,000)
Net cash (used) in operating activities	(8,951)	(117,263)
Cash flows from investing activities:
Purchase of intangibles	—	(4,125)
Net cash (used in) investing activities	—	(4,125)
Cash flows from financing activities:
Repayment of notes payable	—	(8,000)
Proceeds from issuance of common stock	—	135,000
Net cash provided by financing activities	—	127,000
Net increase (decrease) in cash and cash equivalents	(8,951)	5,612
Cash and cash equivalents at beginning of year	8,951	3,339
Cash and cash equivalents at end of year	$0	$8,951

Supplemental disclosure of non-cash information:

Common stock issued for services	$207,000	$1,062,000
Common stock issued for accounts payable	$120,000	$-

See accompanying notes to financial statements.

ENVIROSAFE CORPORATION
Notes to Audited Financial Statements
For the Year Ended December 31, 2007

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

Marketing and Advertising Costs—The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising, promotional expenses and product labeling were approximately $-0- and $37,736 for the years ended December 31, 2007 and 2006, respectively.

Common Stock Issued For Other Than Cash—Services purchased and other transactions settled in the Company’s stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Stock-Based Compensation— The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123R. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable approximate fair value based on the short-term maturity of these instruments.

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

Recent Accounting Pronouncements— In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, for the adoption of SFAS No.159 on its financial statements.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

ENVIROSAFE CORPORATION
Notes to Audited Financial Statements
For the Year Ended December 31, 2007

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2007 and 2006 is summarized as follows:

Cash paid during the period for interest and income taxes:
                                    2007                 2006
Income Taxes                                                $ ---                 $ ---
Interest                                                          $ ---                 $1,386

NON-CASH FINANCING ACTIVITIES:                                2007                 2006
Common stock issued for services rendered              $ 207,000         $ 555,376

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the years ended December 31, 2007 and 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2007 is as follows:

Total deferred tax assets (approximate)         $ 306,000
Valuation allowance (approximate)                 (306,000)

                     Net deferred tax asset                                     $      ----
                                                                                            =======

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2007 and 2006 is as follows:
2007                       2006
Income tax computed at the federal statutory rate                                    40%                       40%
Valuation allowance                                                                              (40%)                    (40%)
Total deferred tax asset                                                                            0%                        0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by approximately $10,000 and $209,785 for the years ended December 31, 2007 and 2006.

As of December 31, 2007, the Company has approximately $768,000 of net operating losses available that expire in various years through 2027.

No tax benefits have been recorded for the nondeductible (tax) expenses (stock for services) totaling approximately $1,363,000.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $233,606 and $765,161 during 2007 and 2006, respectively. The Company had a net deficiency of $2,322,444 and a working capital deficit of $10,000 as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2007 or 2006.

NOTE F—EQUITY

In 2006, the Company issued 399,000 shares of common stock as follows:

       243,333    —shares issued for consulting and executive services performed by the Company’s former CEO; valued at $730,000 or $.01 per share, before 300  for
            1 split below
       110,666    —shares issued for professional services; valued at $426,376 or $.0129 per Share, before 300 for 1 split below.
       45,000     —shares issued for cash; $135,000 or $.01 per share (before the 300 for 1 split below).

During 2006, the Company authorized a 2 for 1 stock split for all shares. Furthermore, the Company increased it authorized shares of common stock from 30,000,000 to 500,000,000 and the par value decreased from $.001 to $.0001 per share.

During 2007, the Company authorized a 300 for 1 stock split of all of its shares.

In 2007, the Company issued 1,143,458 shares of common stock as follows:

133,000      —shares issued for consulting and executive services performed by the Company’s CEO in 2006; valued at $120,000.
              10,000      —shares issued for professional services; valued at $7,000.
            500,000      —shares issued for consulting and executive services performed by the Company’s CEO in 2007; $150,000
500,000      ---shares issued for consulting services; valued at $50,000.

As of December 31, 2007, the Company also has 10,000,000 shares of preferred stock, $.0001 par value, authorized with none issued or outstanding.

NOTE G—RELATED PARTY TRANSACTIONS

During 2006, the Company issued 243,333 post-split shares in common stock to its former CEO and former major shareholder as compensation for services during 2006 and 2005. The value of the common stock is $730,000.

In 2006, an officer of the corporation loaned an additional $3,000 to the Company. The demand note carries 6% interest. During 2006, the loans were repaid and the balance of the outstanding note payable is $-0-.

During 2007, the Company issued 500,000 shares of common stock to its form CEO and former majority shareholder as compensation for services during 2007. the value of the common stock is $150,000.

NOTE H—COMMITMENTS

The Company currently does not own or lease any property.

NOTE I—SUBSEQUENT EVENT

As of March 4, 2008, the Company executed a Plan of Exchange (the "Agreement"), between and among the Company, ADDE EDUCATION HLDS LTD., a corporation organized and existing under the laws of Hong Kong Special Administrative Region of People’s Republic of China ("ADDE"), the shareholders of ADDE (the "ADDE Shareholders") and the Majority Shareholder of the Company (the "EVSF Shareholders").

Pursuant to the terms of the Agreement, the transaction will not immediately close but shall be conditioned upon: (1) EVSF shall eliminate all know or potential liabilities of EVSF as of the closing date. This shall include, but is not limited to, any accounts payable, accrued expenses, as well as any liabilities shown on its annual report for the fiscal year of 2007 in FORM 10-KSB filed with the Securities and Exchange Commission prior to the Closing; (2) EVSF  and EVSF shareholders shall pledge that any expenses concerning any known or unknown lawsuits, legal disputes or any correlation expenses caused by original EVSF Corporation and their shareholders, EVSF shall undertake full responsibility and afford the correlation expenses after the Closing. A comfort letter referencing  EVSF prepared by a third party law firm confirming that to the best of their knowledge after reasonable due diligence, EVSF has no pending or threatened litigation; (3) a deposit of 632,253 shares of Common Stock of EVSF into the escrow account of Greentree Financial Group, Inc. ("Escrow Agent") in exchange for the cash payment of $260,000 and $260,000 promissory note made by ADDE Shareholders to Guoqiang Zhan ("Mr. Zhan"), the president of EVSF, which shall also be simultaneously deposited into the escrow account of Escrow Agent, (4) the issuance of 20,000,000 new shares of Common Stock and 1,350,000 new shares of Preferred Stock of EVSF to the ADDE shareholders, which should take no longer than 60 days, (5) the resignation of Mr. Zhan from the board of directors and as officer of EVSF and appointment of his successor(s) as designated by ADDE and/or the ADDE Shareholders, (6) a pledge of 10,000,000 shares of EVSF common stock to be used as collateral on the above mentioned promissory note, (7) a fully executed guarantee of the promissory note from EVSF in favor of Mr. Zhan. Upon completion of the exchange, ADDE will be a 100% owned subsidiary of Company.

Upon the delivery of 20,632,253 shares of Common Stock (including 632,253 common shares from the EVSF Shareholders), and 1,350,000 new shares of Preferred Stock of the Company, to ADDE Shareholders, ADDE Shareholders will hold a 'controlling interest' in the Company representing approximately 93.2% of the then issued and outstanding common shares of the Company. Furthermore, the designees of ADDE will be appointed to the Board of Directors after the Closing. Subsequent to the appointment of ADDE designees, the current management of the Company will resign from the Board of Directors.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2007, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

DIRECTORS AND OFFICERS

Name                                            Age                       Position                                            Period In Office

Guoqiang Zhan                                             39                       Director                                            2007 - Present
                     Chief Executive Officer,
                     President,
                     Chief Financial Officer

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Guoqiang Zhan from 2007 has been our largest shareholder. He is also our President and Director. Mr. Zhan has been working in managerial positions in the areas of marketing, administration, and live performance planning. In 2005, Mr. Zhan successfully organized a Gala Charity Dinner Show “Concert 2005—Supporting Beijing Olympics Construction” in the China Hotel, a five-star Marriott alliance member in located in Guangzhou, China. His outstanding organizational and marketing expertise was instrumental to the success of the Gala Show and charity fund raiser (reaching RMB2 million). In 2006, Mr. Zhan organized and produced the 2006 New Year Celebration Concert—Sound of the Spirit in Shenyang, the capital city of Liaoning province in China. The symphony concert was extremely popular and received full support from the local government.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2007. We believe that all of these filing requirements were satisfied by our executive officer, director and by the beneficial owners of more than 10% of our Common Stock.

Item 10. Executive Compensation

    The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2007, 2006 and 2005, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary	Other	Stock Award	Option Award	Total

Brian Kuskie, President and Director	2007	$-0-	$-0-	$150,000	$-0-	$150,00
	2006	$-0-	$-0-	$-0-	$-0-	$-0-
	2005	$-0-	$-0-	$-0-	$-0-	$-0-
Guoqiang Zhan, President and Chief Executive Officer	2007	$-0-	$-0-	$-0-	$-0-	$-0-

* Brian Kuskie resigned from his positions with the Company in July of 2007 and Guoqiang Zhan was appointed as his replacement.

Employment Contracts

Guoqiang Zhan. There is no employment agreement in place for the year 2007 between us and Guoqiang Zhan, our Chief Executive Officer and President.

Stock Option Awards

There were no options granted to our Chief Executive Officer during 2007 or 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 11, 2008 (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group. As of April 11, 2008, there were 2,141,375 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)(3)	Percentage of Class(4)

Guoqiang Zhan 21205 Hickory Forest Way Germantown, MD 20876	632,253	29.5%
Officers and directors as a group (1 person)	632,253	29.5%
Greentree Financial Group, Inc.(4)	500,000	23.35%
Brian Kuskie	516,667	24.13%

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

(3)
Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of April 11, 2008 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights, of which none exist.

(4)
Robert C. Cottone and Michael Bongiovanni are the owners of Greentree Financial Group, Inc.  Mr. Cottone and Mr. Bongiovanni share equal voting power over the investments of Greentree Financial Group, Inc.

Item 12. Certain Relationships and Related Transactions

On July 18, 2007 the Registrant executed a written Guaranty of payments made by Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si to help secure financing in order to finalize the share exchange between Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si and the Registrant (the "Share Exchange").  The Guaranty was written for the benefit of R. Chris Cottone and guarantees payments pursuant to a promissory note executed by Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si in the amount of $454,980. Pursuant to the terms of the Guaranty, the Registrant was responsible for payments under the promissory note in the event that Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si did not or could not make timely payments. Additionally, the loan was secured by the 30,632,250 shares acquired as part of the exchange transaction.

Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si defaulted on the promissory note for failure to make timely payments thereunder.  Pursuant to the Guaranty, the Registrant was liabile for the debt of Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si.

The Registrant and R. Chris Cottone reached an agreement to settle the obligations created under the Guaranty.  In settlement of the obligations under the Guaranty, R. Chris Cottone received a payment of $150,000 cash and $232,000 in debt owed by R.Chris Cottone to Guoqiang Zhan was extinguished in exchange for a complete release from the obligations under the Guaranty and the reversion of 30,632,250 shares of the Registrant then held by R.Chris Cottone as collateral pursuant to the financing agreements.

In addition, the Registrant decided it was in the best interest of all parties to unwind the Share Exchange with Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si.  The 30,632,250 shares being held as collateral reverted back to the Registrant they were retired to the treasury and the capital of Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si also reverted back to its previous state prior to the Share Exchange so the Registrant could continue their business operations prior to that transaction.

Item 13. Exhibits and Reports on Form 8-K

     (a)   Exhibits.  The exhibit list required by Item 13 of Form 10-KSB is provided in the “Index to Exhibits” located herein, immediately following Item 14.

(b)
Reports on Form 8-K Filed in Last Quarter of Fiscal Year 2007.  An 8-K and related amendment was issued during the fourth quarter of 2007 with respect to the issuance of 500,000 shares of our common stock to a consulting firm for services rendered in 2007.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to us by Traci J. Anderson, CPA for the years 2006 and 2007 and all fees billed for other services rendered by Traci J. Anderson, CPA during those periods.

Year Ended December 31,	2007	2006

Audit Fees (1)	$10,000	$10,000
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--
Total Accounting Fees and Services	$10,000	$10,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by the independent accountants during 2007 were pre-approved by our Board of Directors.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Envirosafe Corporation **
3.2	Bylaws of Envirosafe Corporation **
4.1	See Exhibits 3.1 and 3.2 for the provisions of our Articles of Incorporation and Bylaws that define the rights of holders of our Common Stock
4.2	Specimen of Common Stock Certificate **
14.1	Code of Ethics **
31.1	Rule 13a-14(a)/15d–14(a) Certifications of Guoqiang Zhan, Chief Executive and Financial Officer *
32.1	Section 1350 Certifications of Guoqiang Zhan, Chief Executive and Financial Officer *
99.1	Cautionary Statements for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995 *

*            Filed herewith.

**	Contained in our Form 10-SB, as filed with the Commission on January 18, 2007.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 11, 2008

ENVIROSAFE CORPORATION

By:	/s/ Guoqiang Zhan
Guoqiang Zhan, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guoqiang Zhan	Director	April 11, 2008
Guoqiang Zhan