Form 10QSB
period 2008-03-31
ENVIROSAFE CORP/CA
filed 2008-04-29
CIK 1015455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

 (Mark One)
[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2008

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from _________ to _________

Commission file number: 0-52407
[Missing Graphic Reference]
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

As of the close of business on April 28, 2008, 2,141,375 shares of our common stock, par value $.0001 per share, were outstanding.

As of the close of business on April 28, 2008, no shares of our preferred stock, par value $.0001 per share, were outstanding.
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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

• Balance Sheet	3
• Statements of Operations	4
• Statements of Cash Flows	5
• Condensed Notes to Financial Statements	6
1. Organization and Basis for Presentation	6
2. Summary of Significant Accounting Policies	6
3. Earnings (Loss) Per Common Share	6
4. Income Taxes	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Overview	8
• Overall Operating Results	9
• Financial Position and Liquidity	9
• Going Concern	9

Item 3. Controls and Procedures	9

Forward-Looking Statements	9

PART II OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holder	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	12

Item 1.  Financial Statements.

ENVIROSAFE CORPORATION
BALANCE SHEET
MARCH 31, 2008

Assets
Current assets:
Cash and cash equivalents	$—
Total current assets	—

Total assets	$—
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$10,000
Total current liabilities	10,000
Commitments and contingencies (note 8)
Shareholders’ deficit:
Common stock, $0.0001 par. Authorized 500,000,000 shares;
issued and outstanding 2,141,375 shares at March 31, 2008	214
Preferred stock, $0.0001 par. Authorized 10,000,000 shares;
no shares issued and outstanding at March 31, 2008	—
Additional paid in capital	2,312,230
Retained deficit	(2,322,444)
Total shareholders' deficit	(10,000)
Total liabilities and shareholders’ deficit	$0

See accompanying notes to financial statements.

ENVIROSAFE CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three Months
	Ended March 31,
	2008	2007
REVENUES
Sales	$-	$-
Cost of sales	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses	-	62
Professional fees	-	150,545
TOTAL OPERATING EXPENSES	-	150,607

OPERATING (LOSS)	-	(150,607)

OTHER INCOME (EXPENSE)
Interest expense	-	-

NET (LOSS) BEFORE TAXES	-	(150,607)

NET (LOSS)	-	$(150,607)

NET LOSS PER COMMON SHARE
Basic and fully diluted	$-	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,141,375	1,123,731

The accompanying notes are an integral part of these financial statements.

ENVIROSAFE CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net (loss)	$—	$(150,607)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Issuance of common stock for services rendered	—	150,544
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	—	(8,867)
Net cash (used) in operating activities	—	(8,930)

Net increase (decrease) in cash and cash equivalents	—	(8,930)
Cash and cash equivalents at beginning of period	—	8,951
Cash and cash equivalents at end of period	$—	$21

Supplemental disclosure of non-cash information:

Common stock issued for services	$-	$150,544

See accompanying notes to financial statements.

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2006

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

The unaudited condensed financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

2.              Organization and Business Background

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

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2006

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

4.     Income Taxes

Effective July 14, 2000, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, we have not had any material federal or state income tax obligations. Due to the anticipated use of net operating loss carryforwards to offset future year income, no provision for income taxes was recorded for the three-month period ended March 31, 2008. The Company’s net operating loss carryforwards totaled ($2,322,444) at March 31, 2008, expiring through March 31, 2028. When there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of our prior acquisitions, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

There were no provisions for income taxes for the three month period ended March 31, 2008.

At March 31, 2008, deferred tax assets approximated the following:

Deferred tax assets	$970,000
Valuation for deferred asset	(970,000)
Net deferred tax assets	$—

At March 31, 2008, we had accumulated deficits approximating $2,322,000, available to offset future taxable income through 2028. We established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2006

5.     Capital Transactions

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

6.     Going Concern

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that we may be unable to continue as a going concern:

•	We reported net losses of $-0- and $150,607, respectively for the three months ended March 31, 2008 and 2007.
•	At March 31, 2008, stockholder's deficit was ($10,000) and included an accumulated deficit of ($2,322,444).

•	At March 31, 2008 there was a working capital deficit of $10,000.
•	We have limited revenue prospects and have had no revenue in the past two years.

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

We have adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), and the new accounting standard for expensing stock options, in the three months ended March 31, 2008. All financial results presented in this Form 10-QSB include the impact of expensing stock options.

Overview

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that we may be unable to continue as a going concern:

- We reported net losses of $-0- and $150,607 for the three months ended March 31, 2008 and 2007, respectively.

- Net cash used by in our operating activities was $-0- and $8,930 the three month periods ended March 31, 2008 and 2007, respectively.

- We are unable to generate business opportunities.

- At March 31, 2008, stockholder's deficit was $(10,000) and included an accumulated deficit of $(2,322,444).

- At March 31, 2008, there was a working capital deficit of $10,000.

- We had no revenues for the three months ended March 31, 2008 and 2007.

We do not expect positive cash flow from operations for the 2008 fiscal year and we may require additional funding to cover expected negative cash flows until the end of fiscal year 2008.

Our ability to continue as a going concern is dependent upon generating revenues and gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning us to profitable operations.

Operating results:

We have not generated any revenues during the three months ended March 31, 2008 and 2007.

We generated net losses of $-0- and $150,607 for the three months ended March 31, 2008 and 2007, respectively. The losses for the periods were due to general and administrative expenses and the non-cash professional fees resulting from the issuance of shares of common stock for services rendered in 2007. These shares are fully discussed above in previous sections herein.

As of March 31, 2008 we had accumulated $2,322,444 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements.

Financial Position and Liquidity

Total assets were $-0- at March 31, 2008, no decrease from total assets at year-end 2007.

Total liabilities were $10,000 at March 31, 2008, compared to total liabilities of $10,000 at year-end 2007. The liability was solely due to the 2007 audit fee.
As of March 31, 2008 and at December 31, 2007, we had $-0- in cash and cash equivalents.

Going Concern

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that we may be unable to continue as a going concern:

•	We reported net losses of $-0- and $150,607, respectively for the three months ended March 31, 2008 and 2007.
•	At March 31, 2008, stockholder's deficit was ($10,000) and included an accumulated deficit of ($2,322,444).
....
•	At March 31, 2008 there was a working capital deficit of $10,000.
•	We have limited revenue prospects and have had no revenue in the past two years.

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

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.        Other Information

None

Item 6.        Exhibits and Reports on Form 8-K

(a)	Exhibits

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the first quarter of 2008

(1)	On March 11, 2008, we filed a current report on Form 8-K under Item 1.01 Entry Into A Material Definitive Agreement to announce that we and ADDE Education Hlds Ltd. entered into a Plan of Exchange.

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

ENVIROSAFE CORPORATION

Date: April 28, 2008	By:	/s/ Guoqiang Zhan
Guoqiang Zhan