Form 10-K/A
period 2007-12-31
ENVIROSAFE CORP/CA
filed 2008-08-13
CIK 1015455

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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
                       Incorporation or Organization)                                                                                                              Identification No.)

8/F, Tower B, National Software Industry Zone,
Gao Tang Xin Jian Zone, Tian He District
Guangzhou, P.R.China  510663
(Address of principal executive offices)

(8620) 6108-8998 - Tel
(8620) 6108-8999 - Fax
(Issuer's telephone number)

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

Transitional Small Business Disclosure Format (check one):                                                                                                            Yes [ ] No [X]

Copies to:
Jared P. Febbroriello, Esq. LL.M. - Principal
JPF Securities Law, LLC
19720 Jetton Road, 3rd Floor
Cornelius, NC 28031
Phone: (704) 897-8334
Fax: (888) 608-5705

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

None.

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO ).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2007, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 13, 2008

ENVIROSAFE CORPORATION

By:	/s/ Guoqiang Zhan
Guoqiang Zhan

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.