Form 10-Q
period 2008-06-30
ENVIROSAFE CORP/CA
filed 2008-08-18
CIK 1015455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2008

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

As of the close of business on August 13, 2008, 22,141,375 shares of our common stock, par value $.0001 per share, were outstanding.

As of the close of business on August 13, 2008, 1,350,000 shares of our preferred stock, par value $.0001 per share, were outstanding.

Copies to:
Jared P. Febbroriello, Esq. LL.M. - Principal
JPF Securities Law, LLC
19720 Jetton Road, 3rd Floor
Cornelius, NC 28031
Phone: (704) 897-8334
Fax: (888) 608-5705

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this Form 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.	3

• Balance Sheet	3
• Statements of Operations	4
• Statements of Cash Flows	5
• Condensed Notes to Financial Statements	6
1. Organization and Basis for Presentation	6
2. Summary of Significant Accounting Policies	6
3. Earnings (Loss) Per Common Share	6
4. Income Taxes	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

• Overview	19
• Overall Operating Results	19
• Financial Position and Liquidity	19
• Going Concern	19

Item 3. Controls and Procedures	19

Forward-Looking Statements	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holder	20

Item 5. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	20

SIGNATURES	21

Item 1.  Financial Statements.

ENVIROSAFE CORPORATION
Unaudited Condensed Balance Sheets
As of June 30, 2008 and December 31, 2007

Assets	June 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$-	-
Total current assets	-	-

Total assets	$-	-
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,315	10,000
Total current liabilities	2,315	10,000
Commitments and contingencies (note 8)
Shareholders’ deficit:
Common stock, $0.0001 par, 500,000,000 shares authorized
2,141,375 shares issued and outstanding	214	214
Preferred stock, $0.0001 par, 10,000,000 shares authorized
no shares issued and outstanding	-	-
Additional paid in capital	2,322,230	2,312,230
Retained deficit	(2,324,759)	(2,322,444)
Total shareholders' deficit	(2,315)	(10,000)
Total liabilities and shareholders’ deficit	$0	0

See acompanying notes to financial statements.

ENVIROSAFE CORPORATION
Unaudited Condensed Statements of Operations
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
REVENUES
Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	2,100	-	2,100	62
Professional fees	215	153,000	215	303,544
TOTAL OPERATING EXPENSES	2,315	153,000	2,315	303,606

OPERATING (LOSS)	(2,315)	(153,000)	(2,315)	(303,606)

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	-

NET (LOSS) BEFORE TAXES	(2,315)	(153,000)	(2,315)	(303,606)

NET (LOSS)	(2,315)	$(153,000)	(2,315)	$(303,606)

NET LOSS PER COMMON SHARE
Basic and fully diluted	**	$(0.13)	**	$(0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,141,375	1,196,806	2,141,375	1,145,139

** Less than $.01

The accompanying notes are an integral part of these financial statements.

ENVIROSAFE CORPORATION
Unaudited Condensed Statements of Cash Flows
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	For the Six Months
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(2,315)	$(303,606)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Issuance of common stock for services rendered	-	300,544
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(7,685)	(5,868)
Net cash (used in) operating activities	(10,000)	(8,930)

Cash flows from financing activities:
Addition in paid-in capital	$10,000	$-
Net cash provided by financing activities	10,000	-

Net increase (decrease) in cash and cash equivalents	-	(8,930)
Cash and cash equivalents at beginning of period	-	8,951
Cash and cash equivalents at end of period	$-	$21

Supplemental disclosure of non-cash information:

Common stock issued for services	-	300,544

See accompanying notes to financial statements.

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007

1.               Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

As of March 4, 2008, we executed a Plan of Exchange (the "Agreement"), between and among us ("EVSF"), ADDE EDUCATION HLDS LTD., a corporation organized and existing under the laws of Hong Kong Special Administrative Region of People’s Republic of China ("ADDE"), the shareholders of ADDE (the "ADDE Shareholders") and our majority shareholder (the "EVSF Shareholders").

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

We have agreed to use our best efforts to insure the escrow conditions under the escrow agreement will be satisfied as promptly as practicable so that the closing conditions under the agreement will occur. The closing did not occur until the third quarter of 2008, which was announced in an additional current report on Form 8-K, as amended, dated August 13, 2008. The detailed business description and audited financials of ADDE and its subsidiary were also included in the Form 8-K/A as required by the federal securities laws.

Accordingly, the unaudited condensed consolidated financial statements as of June 30, 2008 are disclosed in note 7 as pro forma financial information.

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
For the Three and Six Months Ended June 30, 2008 and 2007

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal 2009. We are currently evaluating the impact this statement and we do not anticipate that it will have an impact on our financial position and results of operations.

4.     Income Taxes

Effective July 14, 2000, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, we have not had any material federal or state income tax obligations. Due to the anticipated use of net operating loss carryforwards to offset future year income, no provision for income taxes was recorded for the six-month period ended June 30, 2008. The Company’s net operating loss carryforwards totaled ($2,324,759) at June 30, 2008, expiring through June 30, 2028. When there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of our prior acquisitions, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

There were no provisions for income taxes for the six-month period ended June 30, 2008.

At June 30, 2008, deferred tax assets approximated the following:

Deferred tax assets	$970,000
Valuation for deferred asset	(970,000)
Net deferred tax assets	$—

At June 30, 2008, we had accumulated deficits approximating $2,324,000, available to offset future taxable income through 2028. We established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

ENVIROSAFE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007

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

6.     Going Concern

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that we may be unable to continue as a going concern:

•	We reported net losses of $2,315 and $303,606, respectively for the six months ended June 30, 2008 and 2007.
•	At June 30, 2008, stockholder's deficit was ($2,315) and included an accumulated deficit of ($2,324,759).

•	At June 30, 2008 there was a working capital deficit of $2,315.
•	We have limited revenue prospects and have had no revenue in the past two years.

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

7.     Unaudited Pro Forma Condensed Consolidated Financial Statements

ENVIROSAFE CORP.
Unaudited Pro Forma Condensed Consolidated Financial Statements
For the six months ended June 30, 2008 and 2007

Index to Unaudited Pro Forma Condensed Consolidated Financial Statements

ENVIROSAFE CORP.
Introduction to Unaudited Pro Forma Condensed Consolidated Financial Statements

The following unaudited pro forma condensed consolidated financial statements are presented to illustrate the estimated effects of the acquisition of ADDE Education Hldgs Limited (“ADDE”) and Guangzhou Hao Yu Educational Technology Company Limited (“Hao Yu”) by Envirosafe Corp. (“EVSF”) (the “Transaction”) on the historical financial position and results of operations of EVSF.

The unaudited pro forma balance sheet as of June 30, 2008 is based on the unaudited balance sheets of EVSF, ADDE and Haoyu as of June 30, 2008.

The unaudited pro forma statement of operations for the six months ended June 30, 2008 is based on the unaudited statements of operations of EVSF for the six months ended June 30, 2008, of ADDE for the period from February 12, 2008 (date of inception) to June 30, 2008 and of Haoyu for the six months ended June 30, 2008.  The unaudited pro forma statement of operations for the six months ended June 30, 2007 is based on the unaudited statements of operations of EVSF for the six months ended June 30, 2007, and of Haoyu for the six months ended June 30, 2007. As ADDE was incorporated on February 12, 2008, the financial data of the statement of operations of ADDE for the six months ended June 30, 2007 were reported nil.

The unaudited pro forma statement of cash flow for the six months ended June 30, 2008 is based on the unaudited statements of cash flow of EVSF for the six months ended June 30, 2008, of ADDE for the period from February 12, 2008 (date of inception) to June 30, 2008 and of Haoyu for the six months ended June 30, 2008.  The unaudited pro forma statement of cash flow for the six months ended June 30, 2007 is based on the unaudited statements of cash flow of EVSF for the six months ended June 30, 2007, and of Haoyu for the six months ended June 30, 2007. As ADDE was incorporated on February 12, 2008, the financial data of the statement of cash flow of ADDE for the six months ended June 30, 2007 were reported nil.

The unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2008 and 2007, and the unaudited pro forma condensed consolidated statements of cash flow for the six months ended June 30, 2008 and 2007 assume that the Transaction was consummated on January 1, 2007. The unaudited pro forma condensed consolidated balance sheet as of June 30, 2008 assumes the Transaction was consummated on that date. The Transaction was actually consummated on July 31, 2008.

The information presented in the unaudited pro forma condensed consolidated financial statements are presented for informational purposes only and does not purport to represent what the financial position or results of operations of EVSF would have been had the Transaction occurred as of the dates indicated, nor is it indicative of the future financial position or results of operations for any period of EVSF.

The pro forma adjustments are based upon available information and certain assumptions that the management of EVSF believes are reasonable under the circumstances.

These unaudited pro forma condensed consolidated financial statements should be read in conjunction with the accompanying notes and assumptions and the historical financial statements and related notes of EVSF, ADDE and Haoyu.

ENVIROSAFE CORP.
Unaudited Pro Forma Condensed Consolidated Balance Sheet
As of June 30, 2008
(Stated in US Dollars)

	EVSF	ADDE
	As of	As of			Pro forma
	June 30,	June 30,	Pro forma		consolidated
	2008	2008	adjustment		total
ASSETS

Current assets:
Cash and cash equivalents	$-	$150,624			$150,624
Trade receivables (net of allowance for doubtful accounts of $31,142)	-	1,011,102			1,011,102
Other receivables and prepayments	-	302,376			302,376
Inventories	-	386,315			386,315

Total current assets	-	1,850,417			1,850,417
Property, plant and equipment, net	-	72,795			72,795

Total assets	$-	$1,923,212			$1,923,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$-	$22,661			$22,661
Other payables and accrued expenses	2,315	148,653			150,968
Amount due to a director	-	72,411			72,411
Secured bank loan		436,567			436,567
Income tax payable	-	228,474			228,474

Total current liabilities	2,315	908,766			911,081

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock, $.0001 par, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2008 and 1,350,000 subsequent to	-	-	135	Note 3(b)	135
Common stock, $.0001 par, 500,000,000 shares authorized, 2,141,375 shares issued and outstanding at June 30, 2008 and 22,141,375 subsequent to	214	1,351	649	Note 3(b)	2,214
Additional paid-in capital	2,322,230	117,702	(2,325,543)	Note 3(a), 3(b)	114,389
Statutory and other reserves	-	50,803			50,803
Accumulated other comprehensive income	-	84,201			84,201
(Accumulated deficit) retained earnings	(2,324,759)	760,389	2,324,759	Note 3(a)	760,389

Total stockholders’ (deficit) equity	(2,315)	1,014,446			1,012,131

Total liabilities and stockholders’ (deficit) equity	$-	$1,923,212			$1,923,212

ENVIROSAFE CORP.
Unaudited Pro Forma Condensed Consolidated Statements of Operations
For the six months ended June 30, 2008 and 2007
(Stated in US Dollars)

	EVSF	ADDE	Pro forma	EVSF	ADDE	Pro forma
	Six months ended	Six months ended	consolidated	Six months ended	Six months ended	consolidated
	June 30, 2008	June 30, 2008	total	June 30, 2007	June 30, 2007	total

Sales	$-	$1,881,201	$1,881,201	$-	$314,573	$314,573
Cost of sales	-	938,715	938,715	-	222,615	222,615

Gross profit	-	942,486	942,486	-	91,958	91,958

Operating expenses
General and administrative expenses	2,100	110,062	112,162	62	56,946	57,008
Research and development expenses	215	62,431	62,646	303,544	67,179	370,723
Selling expenses	-	35,462	35,462	-	76,868	76,868

Total operating expenses	2,315	207,955	210,270	303,606	200,993	504,599

Net operating income (loss)	(2,315)	734,531	732,216	(303,606)	(109,035)	(412,641)

Other income (expenses)
Subsidy income from the PRC authorities
for general operations	-	164,789	164,789	-	27,841	27,841
Interest income	-	209	209	-	109	109
Other income	-	18,438	18,438	-	-	-
Financial cost	-	(14,177)	(14,177)	-	-	-

Total other income	-	169,259	169,259	-	27,950	27,950

Income (loss) before income taxes	(2,315)	903,790	901,475	(303,606)	(81,085)	(384,691)
Income taxes	-	221,079	221,079	-	9,111	9,111

Net income (loss)	$(2,315)	$682,711	$680,396	$(303,606)	$(90,196)	$(393,802)

Other comprehensive income
Foreign currency translation adjustments	-	38,909	38,909	-	8,517	8,517

Total comprehensive income (loss)	$(2,315)	$721,620	$719,305	$(303,606)	$(81,679)	$(385,285)

Pro forma income (loss) per share	**	$68.27	$0.34	$(0.27)	$(9.02)	$(0.34)

Weighted average common shares outstanding	2,141,375		2,141,375	1,145,139		1,145,139

** Less than $.01

ENVIROSAFE CORP.
Unaudited Pro Forma Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2008 and 2007
(Stated in US Dollars)

	EVSF	ADDE	Pro forma	EVSF	ADDE	Pro forma
	Six months ended	Six months ended	consolidated	Six months ended	Six months ended	consolidated
	June 30, 2008	June 30, 2008	total	June 30, 2007	June 30, 2007	total

Cash flows from operating activities
Net income (loss)	$(2,315)	$682,711	$680,396	$(303,606)	$(90,196)	$(393,802)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	-	16,511	16,511	-	14,102	14,102
Issuance of common stock for services rendered	-	-	-	300,544	-	300,544
Provision for doubtful debts	-	-	-	-	9,825	9,825
Provision for obsolete inventories	-	2,398	2,398	-	12,076	12,076
Changes in operating assets and liabilities:						-
Trade receivables	-	(413,567)	(413,567)	-	(81,315)	(81,315)
Other receivables and prepayments	-	(190,690)	(190,690)	-	(244,679)	(244,679)
Inventories	-	51,965	51,965	-	54,668	54,668
Trade payables	-	(641,583)	(641,583)	-	229,233	229,233
Other payables and accrued expenses	(7,685)	7,109	(576)	(5,868)	(44,433)	(50,301)
Income tax payable	-	216,793	216,793	-	9,111	9,111

Net cash flows used in operating activities	(10,000)	(268,353)	(278,353)	(8,930)	(131,608)	(140,538)

Cash flows from investing activities
Payments to acquire property, plant and equipment	-	(8,010)	(8,010)	-	(3,953)	(3,953)

Net cash flows used in investing activities	-	(8,010)	(8,010)	-	(3,953)	(3,953)

Cash flows from financing activities
Cash acquired from RTO	-	13,532	13,532	-	-	-
New bank loan	-	424,172	424,172	-	-	-
(Repayment to) advances from a director	-	(155,709)	(155,709)	-	109,314
Addition in paid-in capital	10,000	-	10,000	-	-	-

Net cash flows provided by financing activities	10,000	281,995	291,995	-	109,314	109,314

Effect of foreign currency translation on cash and cash equivalents	-	8,551	8,551	-	1,232	1,232

Net increase (decrease) in cash and cash equivalents	-	14,183	14,183	(8,930)	(25,015)	(33,945)

Cash and cash equivalents - beginning of period	-	136,441	136,441	8,951	63,065	72,016

Cash and cash equivalents - end of period	$-	$150,624	$150,624	$21	$38,050	$38,071

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$-	$1,452	$1,452	$-	$-	$-
Income taxes	$-	$5,195	$5,195	$-	$-	$-
Common stock issued for services	$-	$-	$-	$300,544	$-	$300,544

ENVIROSAFE CORP.
Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited pro forma condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited pro forma condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited pro forma condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited financial statements for the preceding fiscal year. Accordingly, these unaudited pro forma condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

2.	Organization and Business Background

We were incorporated in the state of Delaware in 1996. On July 31, 2008, we completed a stock exchange transaction with ADDE Education Hldgs Limited (“ADDE”). ADDE was incorporated on February 12, 2008 under the laws of Hong Kong Special Administrative Region of the People’s Republic of China, which is an investment holding company whose only asset is 100% equity interest in Guangzhou Haoyu Educational Technology Company Limited (“Haoyu”), pursuant to an agreement, dated March 1, 2008, with the then sole stockholder of Haoyu, the spouse of ADDE’s sole stockholder.

Upon completion of the exchange, ADDE and Haoyu became our wholly-owned subsidiaries and the former owners of ADDE then owned 93.2% of our issued and outstanding shares.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the EVSF whereby ADDE is deemed to be the accounting acquirer (legal acquiree) and EVSF to be the accounting acquiree (legal acquirer). The accompanying unaudited pro forma condensed consolidated financial statements are in substance those of ADDE, with the assets and liabilities, and revenues and expenses, of EVSF being included effective from the date of stock exchange transaction.

In addition, as ADDE and Haoyu were under the control of same controlling stockholders and management, and the transaction between ADDE and Haoyu was deemed to be a recapitalization of ADDE, the historical financial statements and operations of Haoyu become the historical financial statements of ADDE, which is deemed to be a continuation of the business of Haoyu.

EVSF and ADDE and Haoyu are hereinafter referred to as (the “Company”).

ENVIROSAFE CORP.
Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

3.	Pro Forma Adjustments

(a)  Pursuant to the stock exchange transaction disclosed in Note 2, the ADDE stockholders acquired the majority of the outstanding common stock of EVSF. The transaction is accounted for as a reverse purchase acquisition / merger wherein ADDE is the accounting acquirer and EVSF is the legal acquirer. Accordingly, the accounting acquirer records the assets purchased and liabilities assumed as part of the merger and the entire stockholders equity section of the legal acquirer is eliminated with negative book value acquired offset against the paid in capital of the accounting acquirer.

(b) To subsequently record 1,350,000 new preferred shares and 20,000,000 new common shares issued to ADDE shareholders per the stock exchange transaction disclosed in Note 2.

4.	Description of Business

The Company, through Haoyu, is specialized in the research and development of educational products and technology applications.

Haoyu was established in the PRC on March 27, 2001 and is a high-tech company specialized in the research and development of educational products and technology application.  It is located in the Guangzhou Province of the PRC with three manufacture bases for research and development purpose.

The educational software developed by the Company is in conformity to the new educational purpose.  The software uses the advanced technology of data collection, sensor and wireless control and video image with handy appearance, which can virtually upload the live experiment and analyze the information collected.  Teachers and students can have the experiments done automatically instead of the traditional method by hand.

The Company also engages in the trading of hardware and computer products such as monitors and computer notebooks.

5.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories, warranty reserve, deferred income taxes and the estimation on useful lives of property, plant and equipment.  Actual results could differ from these estimates.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the customers at the time when the products are delivered to and accepted by them, the sales price is fixed or determinable and collection is reasonably assured.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade and other receivables.  As of June 30, 2008 and December 31, 2007, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.  The Company had three customers that individually comprised 10% or more of net revenue for the six months ended June 30, 2008: Shen Zhen Jiao Yi Equipment Ltd. (深圳教仪设备有限公司) $490,979 (26%), Shen Zhen Wei Er De Technological Equipment Ltd. (深圳市唯尔德科技设备有限公司) $215,019 (11%) and Shen Zhen Xun Da Tong Technology Ltd. (深圳市迅达通科技有限公司) $191,191 (10%).

ENVIROSAFE CORP.
Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

5.         Summary of significant accounting policies (Cont’d)

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.  The Company considers the historical level of credit losses and applies percentages to aged receivables categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to 5% of gross amount of trade receivables due from 1 to 2 years, 10% of gross amount of trade receivables due from 2 to 3 years and 15% of gross amount of trade receivables due over 3 years.  Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

Bad debts are written off when identified.  The Company does not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss.  This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a first in first out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories, cost includes an appropriate share of production overheads based on normal operating capacity.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses.  The Company writes down the inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company establishes a general policy to make a 10% provision for inventories aged over 1 to 2 years, a 25% provision for inventories aged over 2 to 3 years and a 35% provision for inventories aged over 3 years.

ENVIROSAFE CORP.
Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

5.         Summary of significant accounting policies (Cont’d)

Government grant

Subsidy income for both reporting periods represents refund of value-added tax from State Administration of Taxation of the PRC for the sales of software products and is recognized in the statements of operations and comprehensive income (loss) when the income is received.

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. The Company provided 3 years warranties for the software products to certain customers.  Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 5%) of the billed amount for certain period of time (normally three year) after acceptance of the Company’s products under the warranty program.  As of June 30, 2008 and December 31, 2007, such receivables amounted to $14,938 and $14,035 respectively and are included in trade receivables.

Since the aforementioned products were well developed, the Company did not encounter any claims from such customers.  Accordingly, the Company did not maintain a warranty reserve during the reporting periods.  However, the Company will periodically assess the estimation of its warranty liability and recognize the reserve when necessary based on the actual experience.

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepting accounting principles in the United States.  This statement will be become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The management does not expect the adoption of this statement will have any material effect on the Company’s financial statements.

6.	Inventories	June 30,	December 31,
		2008	2007
		(Unaudited)	(Audited)

	Raw materials	$16,447	$20,041
	Finished goods	416,436	436,914

		432,883	456,955
	Provision for obsolete inventories	(46,568)	(41,433)

		$386,315	$415,522

7.          Amount due to a director

The amount is interest-free, unsecured and repayable when the Company is in a position to do so.

ENVIROSAFE CORP.
Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

8.          Secured bank loan

The bank loan is denominated in RMB and repayable within one year.  It carries interest at 110% of the benchmark rate of the People’s Bank of China (the “PBOC”) for six-month to one-year short-term loans per annum.

The bank loan is secured by a guarantee put up by an independent party and a deposit of $21,828 (RMB150,000) placed with the bank in the name of the guarantor, with no other covenants.  The guarantor received $12,913 from the Company for issuing the guarantee.  The Company had also paid the required deposit to the bank on behalf of the guarantor.  The receivable due from the guarantor was included in other receivables and prepayments under current assets as of June 30, 2008.

9.         Commitments and contingencies

The Company had no commitments or contingencies as of June 30, 2008 and December 31, 2007.

10.       Income taxes

The Company is subject to Hong Kong profits tax.  No provision for Hong Kong profits tax has been made as the Company had no taxable income for the reporting periods.

Commencing from the fiscal year 2008, Haoyu is subject to the PRC Enterprise Income Tax (“EIT”) at the statutory rate of 25% (under the new law as detailed below) on the profits as reported in its PRC statutory financial statements adjusted by profit and loss items that are not taxable or deductible.

PRC’s legislative body, the National People’s Congress, adopted the unified EIT Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

Income taxes in the statements of operations and comprehensive income (loss) for the reporting periods represent provision for EIT for the Company’s continuing operations in the PRC.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted FIN 48 on January 1, 2007.  The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of June 30, 2008.

ENVIROSAFE CORP.
Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

11.       Earnings (loss) per share

The basic and diluted earnings (loss) per share is calculated using the net income (loss) and the weighted average number of shares outstanding during the reporting periods.  All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

The Company had no dilutive instruments during the reporting periods.

12.       Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC.  The employer and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the condensed consolidated statements of income.  The Company contributed $8,059 and $6,038 for the six months ended June 30, 2008 and 2007 respectively.

13.       Related party transactions

Apart from the transaction as disclosed in note 5 to the condensed consolidated financial statements, the Company had no other material transactions carried out with its related parties during the reporting periods.

14.        Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of hardware and software and the overall operating results of the Company.  The revenue of hardware and software for the reporting periods is as follows:

	Hardware		Software		Total
	Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2008	2007	2008	2007	2008	2007

Revenue from external customers	$786,867	$212,409	$1,094,334	$102,164	$1,881,201	$314,573

	Hardware		Software		Total
	Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)
	2008	2007	2008	2007	2008	2007

Revenue from external customers	$368,032	$135,559	$510,515	$50,078	$878,547	$185,637

All of the Company’s long-lived assets and customers are located in the PRC.

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

We have adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), and the new accounting standard for expensing stock options, in the three and six months ended June 30, 2008. All financial results presented in this Form 10-Q include the impact of expensing stock options.

Overview

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that we may be unable to continue as a going concern:

- We reported net losses of $2,315 and $303,606 for the six months ended June 30, 2008 and 2007, respectively.

- Net cash used in our operating activities was $10,000 and $8,930 the six month periods ended June 30, 2008 and 2007, respectively.

- We are unable to generate business opportunities.

- At June 30, 2008, stockholder's deficit was $(2,315) and included an accumulated deficit of $(2,324,759).

- At June 30, 2008, there was a working capital deficit of $2,315.

- We had no revenues for the three and six months ended June 30, 2008 and 2007.

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

Operating results:

We have not generated any revenues during the three and six months ended June 30, 2008 and 2007.

We generated net losses of $2,315 and $2,315 for the three and six months ended June 30, 2008, respectively, compared to net losses of $153,000 and $303,606 for the three and six months ended June 30, 2007, respectively. The losses for the periods were due to general and administrative expenses and the non-cash professional fees resulting from the issuance of shares of common stock for services rendered in 2007. .

In 2007, the Company issued 1,143,458 shares of common stock as follows:

            133,000      —shares issued for consulting and executive services performed by the Company’s CEO in 2006; valued at $120,000.
              10,000      —shares issued for professional services; valued at $7,000.
            500,000      —shares issued for consulting and executive services performed by the Company’s CEO in 2007; valued at $150,000
            500,000      ---shares issued for consulting services; valued at $50,000.

The expenses were booked pro rata due to the service periods.

As of June 30, 2008 we had accumulated $2,324,759 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements.

Financial Position and Liquidity

Total assets were $-0- at June 30, 2008, no decrease from total assets at year-end 2007.

Total liabilities were $2,315 at June 30, 2008, compared to total liabilities of $10,000 at year-end 2007. The liability was due to the monthly fees to the transfer agent and the miscellaneous expenses..

As of June 30, 2008 and at December 31, 2007, we had $-0- in cash and cash equivalents.

Going Concern

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that we may be unable to continue as a going concern:

•	We reported net losses of $2,315 and $303,606, respectively, for the six months ended June 30, 2008 and 2007.
•	At June 30, 2008, stockholder's deficit was ($2,315) and included an accumulated deficit of ($2,324,759).

•	At June 30, 2008 there was a working capital deficit of $2,315.
•	We have limited revenue prospects and have had no revenue in the past two years.

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

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.        Other Information

As of March 4, 2008, we executed a Plan of Exchange (the “Agreement”) between and among us, ADDE EDUCATION HLDS LTD., a corporation organized and existing under the laws of Hong Kong Special Administrative Region of People’s Republic of China (“ADDE”), the shareholders of ADDE (the “ADDE Shareholders”) and our Majority Shareholders (the “EVSF Shareholders”). ADDE is the holding company of Hao Yu Education Technology Co. Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China ("Hao Yu"), pursuant to a Share Exchange Agreement, dated March 1, 2008.

The share exchange transaction was consummated on July 31, 2008. As a result of the above exchange, ADDE has a total of 20,632,253 shares of the Common Stock and 1,350,000 shares of the Preferred Stock (1:50) of EVSF, or a ‘controlling interest’ in EVSF representing approximately 93.2% of the issued and outstanding shares of Common Stock and has appointed their candidate(s) to the board of directors at Closing.

Accordingly, Mr. Guo, Yan Bin (Mr. Guo) and Ms. Yan, Chang Ping (Ms. Yan) were appointed as Directors, and Mr. Guo was also appointed as President at Closing.

At Closing, Mr. Zhan, Guoqiang resigned his office as President and resigned his position as a director effective upon the expiration of the ten day period after a Schedule 14F-1 has been mailed to the shareholders of record.  The new board of directors consists of Mr. Guo and Ms. Yan.

On August 7, 2008, the board of directors of the Company approved the appointment of Mr. Liu, Bao Long to the position of Chief Financial Officer of the Company, effective immediately.

The detailed business description and audited financials of ADDE and its subsidiary were announced in a current report on Form 8-K, as amended, filed with the Commission on August 13, 2008 as required by the federal securities laws.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 22 of this Form 10-Q, which is incorporated herein by reference.

(b)    Reports on Form 8-K filed subsequent to the second quarter of 2008

(1)
On August 1, 2008, we filed a current report on Form 8-K to announce the completion of the transaction with ADDE EDUCATION HLDS LTD., a corporation organized and existing under the laws of Hong Kong Special Administrative Region of People’s Republic of China.

(2)	On August 8, 2008, we filed a current report on Form 8-K to announce the appointment of our Chief Financial Officer.

(3)
On August 13, 2008, we filed an amendment to the current report, which was initially filed on August 1, 2008, on Form 8-K/A to correct the information regarding the appointment of our Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ENVIROSAFE CORPORATION

Date: August 15, 2008	By:	/s/ Guo, Yan Bin
Guo, Yan Bin President

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002