Form 10-K/A
period 2007-12-31
ENVIROSAFE CORP/CA
filed 2008-08-29
CIK 1015455

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

None.

Item 8A (T). Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining adequate internal control over financial reporting for us.  The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Date:  August 28, 2008

ENVIROSAFE CORPORATION

By:	/s/ Guoqiang Zhan
Guoqiang Zhan

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.