Form 10-Q/A
period 2008-03-31
ENVIROSAFE CORP/CA
filed 2008-08-29
CIK 1015455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Item 1.  Financial Statements.

ENVIROSAFE CORPORATION
BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$10,000	$10,000
Total current liabilities	10,000	10,000
Commitments and contingencies (note 8)
Shareholders’ deficit:
Common stock, $0.0001 par. Authorized 500,000,000 shares;
issued and outstanding 2,141,375 shares at March 31, 2008 and December 31, 2007	214	214
Preferred stock, $0.0001 par. Authorized 10,000,000 shares;
no shares issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Additional paid in capital	2,312,230	2,312,230
Retained deficit	(2,322,444)	(2,322,444)
Total shareholders' deficit	(10,000)	(10,000)
Total liabilities and shareholders’ deficit	$-	$-

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
For the Three Months Ended March 31, 2008 and 2007

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
For the Three Months Ended March 31, 2008 and 2007

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
For the Three Months Ended March 31, 2008 and 2007

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining adequate internal control over financial reporting for us . The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During the three months ended March 31, 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

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