Form 10-Q
period 2008-09-30
ENVIROSAFE CORP/CA
filed 2008-11-19
CIK 1015455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 0-52407

ENVIROSAFE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	94-3251254
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

8/F, Tower B, National Software Industry Zone,
Gao Tang Xin Jian Zone, Tian He District
Guangzhou, P.R.China  510663
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

As of the close of business on November 12, 2008, 2,767,714 shares of our common stock, par value $.0001 per share, were outstanding.

As of the close of business on November 12, 2008, 1,350,000 shares of our preferred stock, par value $.0001 per share, were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

Envirosafe Corporation
Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$190,894	$136,441
Trade receivables (Net of allowance for doubtful accounts
of $54,757 in 2008 and $29,259 in 2007)	1,366,370	550,046
Other receivables and prepayments	327,878	84,540
Inventories (Note 4)	295,592	415,522

Total current assets	2,180,734	1,186,549

Property, plant and equipment, net	64,401	76,613

TOTAL ASSETS	$2,245,135	$1,263,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$40,901	$641,689
Other payables and accrued expenses	162,715	132,788
Amount due to a director (Note 5)	31,666	189,087
Secured bank loan (Note 6)	437,630	-
Income tax payable	300,237	5,024

Total current liabilities	973,149	968,588

TOTAL LIABILITIES	973,149	968,588

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY
Common stock - $0.0001 par value 50,000,000 sharesAuthorized, 2,767,672 and 2,500,000 shares issuedand outstanding in 2008 and 2007 (Note 8)	277	250
Preferred stock - $0.0001 par value 10,000,000 sharesAuthorized, 1,350,000 shares issued and outstandingin 2008 and 2007 (Note 9)	135	135
Additional paid up capital	116,326	120,416
Statutory and other reserves	50,803	50,803
Accumulated other comprehensive income	84,852	45,292
Retained earnings	1,019,593	77,678

TOTAL STOCKHOLDERS’ EQUITY	1,271,986	294,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,245,135	$1,263,162

See the accompanying notes to condensed financial statement

Envirosafe Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Sales	$695,307	$44,690	$2,576,508	$359,263
Cost of sales	(231,858)	(61,731)	(1,170,573)	(284,346)

Gross profit (loss)	463,449	(17,041)	1,405,935	74,917

Operating expenses
General and administrative expenses	(126,551)	(31,648)	(236,613)	(88,594)
Research and development expenses	(43,762)	(21,898)	(106,193)	(89,077)
Selling expenses	(19,545)	(15,162)	(55,007)	(92,030)

Total operating expenses	(189,858)	(68,708)	(397,813)	(269,701)

Net operating income (loss)	273,591	(85,749)	1,008,122	(194,784)

Other income (expenses)

Subsidy income form the PRC authorities for general operations	68,778	11,701	233,567	39,542
Interest income	247	40	456	149
Other income	194	-	18,632	-
Interest expenses	(9,133)	-	(23,310)	-

	60,086	11,741	229,345	39,691

Income (loss) before taxes	333,677	(74,008)	1,237,467	(155,093)
Income taxes (Note 10)	(74,473)	(64)	(295,552)	(9,175)

Net income (loss)	$259,204	$(74,072)	$941,915	$(164,268)

Other comprehensive income
Foreign currency translation adjustments	651	3,435	39,560	11,952

Total comprehensive income (loss)	$259,855	$(70,637)	$981,475	$(152,316)

Earnings (loss) per share (Note 11)
Basic	$0.10	$(0.03)	$0.37	$(0.07)

Diluted	$0.00	N/A	$0.01	N/A

Weighted average number of shares outstanding (Note 11)
Basic	2,680,388	2,500,000	2,560,790	2,500,000

Diluted	70,180,388	N/A	70,060,790	N/A

See the accompanying notes to condensed financial statements

Envirosafe Corporation
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30,
	(Unaudited)
	2008	2007
Cash flows from operating activities
Net income (loss)	$941,915	$(164,268)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	25,079	21,391
Provision for doubtful debts	23,055	18,887
Provision for obsolete inventories	2,424	18,242
Changes in operating assets and liabilities:
Trade receivables	(786,533)	20,045
Other receivables and prepayments	(216,993)	(255,490)
Inventories	142,293	(18,719)
Trade payables	(630,528)	230,851
Other payables and accrued expenses	18,412	(9,753)
Income tax payable	288,819	10,012

Net cash flows used in operating activities	(192,057)	(128,802)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(8,094)	(5,199)

Net cash flows used in investing activities	(8,094)	(5,199)

Cash flows from financing activities
Cash acquired from the Exchange	13,532	-
New bank loan	428,639	-
(Repayment to) advances from a director	(197,355)	99,012

Net cash flows provided by financing activities	244,816	99,012

Effect of foreign currency translation on cash and cash equivalents	9,788	1,779

Net increase (decrease) in cash and cash equivalents	54,453	(33,210)

Cash and cash equivalents - beginning of period	136,441	63,065

Cash and cash equivalents - end of period	$190,894	$29,855

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$10,451	$-
Income taxes	$6,733	$-

See the accompanying notes to condensed financial statements

Envirosafe Corporation
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

1.	Corporate information

Envirosafe Corporation (the “Company”) was incorporated in the state of Delaware in 1996. Its shares were traded on the OTC Bulletin Board of the United States of America.

Subsequent to the balance sheet date, the Company redomiciled from Delaware to Nevada.  Additionally, on October 9, 2008, the Company’s board of directors authorized and approved a reverse stock split (the “Reverse Split”) of the Company’s common stock on the basis of one share for eight shares currently authorized or issued and outstanding.  Accordingly, the number of authorized shares of common stock decreased from 400,000,000 shares to 50,000,000 shares and the number of issued and outstanding shares decreased from 22,141,375 shares to 2,767,672 shares.  The Company has retroactively adjusted all the share information to reflect the reverse stock split in the condensed consolidated financial statements.

The Company is an investment holding company, whose only asset is 100% equity interest in ADDE Education Hldgs Limited (“ADDE”). ADDE is a corporation organized and existing under the laws of Hong Kong Special Administrative Region of People’s Republic of China (the “PRC”) and is an investment holding company whose only asset is 100% equity interest in Guangzhou Haoyu Educational Technology Company Limited (“Haoyu”).  Haoyu was established in the PRC on March 27, 2001 as a domestic enterprise.

On March 1, 2008, ADDE entered into an agreement with the then sole stockholder of Haoyu to acquire the stockholder’s entire interest in Haoyu (the “Transfer”) at a consideration of Renminbi (“RMB”) 1 million.  Haoyu was wholly owned by the spouse of ADDE’s sole stockholder before the consummation of the Transfer.  The Transfer was subsequently approved by the government bureau in May 2008.  Haoyu re-registered as a wholly foreign owned enterprise and obtained its business license in August 2008.

On March 4, 2008, a Plan of Exchange (the “Exchange”) was executed between and among the Company, ADDE, the majority stockholder of the Company and the stockholder of ADDE.  The Exchange was consummated on July 31, 2008, pursuant to which 2,500,000 (after taking into account the Reverse Split) shares of the Company’s common stock and 1,350,000 shares of the Company’s preferred stock were issued to the stockholder of ADDE.  Thereafter, ADDE and Haoyu became the Company’s wholly-owned subsidiaries and the former stockholder of ADDE owned 93.2% of the Company’s issued and outstanding shares.

The Exchange and the Transfer have been respectively accounted for as reverse acquisition and recapitalization of the Company and ADDE whereby ADDE is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer) under the Exchange, and Haoyu is deemed to be the accounting acquirer (legal acquiree) and ADDE to be the accounting acquiree (legal acquirer) under the Transfer. The condensed consolidated financial statements are in substance those of Haoyu, with the assets and liabilities, and revenues and expenses, of the Company and ADDE being included effective from the respective consummation dates of the Exchange and the Transfer.

2.	Description of business

The Company’s primary business operations are conducted through Haoyu, which is specialized in the research and development of educational products and technology applications.  Haoyu is located in the Guangzhou Province of the PRC with three manufacture bases for research and development purpose.

The educational software developed by Haoyu is in conformity to the new educational purpose.  The software uses the advanced technology of data collection, sensor and wireless control and video image with handy appearance, which can virtually upload the live experiment and analyze the information collected.  Teachers and students can have the experiments done automatically instead of the traditional method by hand.

Haoyu also engages in the trading of hardware and computer products such as monitors and computer notebooks.

       3.  Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all the information and notes necessary for comprehensive financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine month periods have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 of Haoyu included in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 13, 2008.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Envirosafe Corporation
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

       3.  Summary of significant accounting policies (Cont’d)
Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade and other receivables.  As of September 30, 2008 and December 31, 2007, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.  The Company had three customers that individually comprised 10% or more of net revenue for the nine months ended September 30, 2008 :-

Customer A                                                                                     $643,210 (25%)
Customer B                                                                                     $401,320 (16%)
Customer C                                                                                     $373,034 (14%)

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

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. The Company provided 3 years warranties for the software products to certain customers.  Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 5%) of the billed amount for certain period of time (normally three year) after acceptance of the Company’s products under the warranty program.  As of September 30, 2008 and December 31, 2007, such receivables amounted to $14,974 and $14,035 respectively and are included in trade receivables.

Since the aforementioned products were well developed, the Company did not encounter any claims from such customers.  Accordingly, the Company did not maintain a warranty reserve during the reporting periods.  However, the Company will periodically assess the estimation of its warranty liability and recognize the reserve when necessary based on the actual experience.

Envirosafe Corporation
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.   Summary of significant accounting policies (Cont’d)

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

4.	Inventories	September 30,	December 31,
		2008	2007
		(Unaudited)	(Audited)

	Raw materials	$9,402	$20,041
	Finished goods	332,871	436,914

		342,273	456,955
	Provision for obsolete inventories	(46,681)	(41,433)

		$295,592	$415,522

Provision for obsolete inventories charged to the statements of operations for the nine months ended September 30, 2008 and 2007 amounted to $2,424 and $18,242 respectively.

      5.   Amount due to a director

The amount is interest-free, unsecured and repayable when the Company is in a position to do so.

      6.   Secured bank loan

The bank loan is denominated in RMB and repayable within one year.  It carries interest at 110% of the benchmark rate of the People’s Bank of China (the “PBOC”) for six-month to one-year short-term loans per annum.

The bank loan is secured by a guarantee put up by an independent party and a deposit of $21,881 (RMB150,000) placed with the bank in the name of the guarantor, with no other covenants.  The guarantor received $12,859 from the Company for issuing the guarantee.  The Company had also paid the required deposit to the bank on behalf of the guarantor.  The receivable due from the guarantor was included in other receivables and prepayments under current assets as of September 30, 2008.

      7.   Commitments and contingencies

The Company had no commitments or contingencies as of September 30, 2008 and December 31, 2007.

      8.   Common stock

On August 1, 2008, the Company issued 2,500,000 (after taking into account the Reverse Split) shares of its common stock to the sole stockholder of ADDE to effect the Exchange (Note 1).

The Company’s issued and outstanding number of common stock immediately prior to the Exchange was 267,672 (after taking into account the Reverse Split) shares, which had been accounted for at its net book value at the time of the Exchange.

      9.   Preferred stock

On August 1, 2008, the Company issued 1,350,000 shares of preferred stock to the sole stockholder of ADDE to effect the Exchange (Note 1).

The preferred stock, at the option of the holder, is convertible at any time after one year from the date of issuance into 50 shares of fully paid and non-assessable shares of common stock without further consideration.  The holders of preferred stock are entitled to vote together with the common stock on all matters presented to a vote on an as converted basis, which is each preferred shares convertible into 50 shares of common stock.  The dividends on outstanding shares of preferred stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on common shares with respect to the same dividend period.  The board of directors is empowered to fix and determine the designations, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof.

     10.  Income taxes

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for both reporting periods.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2008 as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

ADDE is subject to Hong Kong profits tax.  No provision for Hong Kong profits tax has been made as ADDE had no taxable income for the reporting period.

Commencing from the fiscal year 2008, Haoyu is subject to the PRC Enterprise Income Tax (“EIT”) at the statutory rate of 25% (under the new law as detailed below) on the profits as reported in its PRC statutory financial statements adjusted by profit and loss items that are not taxable or deductible.

Envirosafe Corporation
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

     10.  Income taxes (Cont’d)

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted FIN 48 on January 1, 2007.  The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of September 30, 2008.

    11.   Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated :-

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2008	2007	2008	2007
Numerator :-
Net income (loss)	$259,204	$(74,072)	$941,915	$(164,268)

Denominator :-
Weighted average common shares used to compute
basic earnings (loss) per share	2,680,388	2,500,000	2,560,790	2,500,000
Dilutive potential shares from conversion of preferred shares	67,500,000	N/A	67,500,000	N/A

Weighted average common shares used to compute
diluted earnings (loss) per share	70,180,388	N/A	70,060,790	N/A

Earnings per share - Basic	$0.10	$(0.03)	$0.37	$(0.07)

Earnings per share - Diluted	$0.00	N/A	$0.01	N/A

The basic and diluted earnings (loss) per share is calculated using the net income (loss) and the weighted average number of shares outstanding during the reporting periods.  All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange and the Reverse Split.

     12.  Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC.  The employer and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the condensed statements of income.  The Company contributed $14,404 and $6,038 for the nine months ended September 30, 2008 and 2007 respectively.

    13.  Related party transactions

Apart from the transaction as disclosed in note 5 to the condensed financial statements, the Company had no other material transactions carried out with its related parties during the reporting periods.

    14.   Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of hardware and software and the overall operating results of the Company.  The revenue of hardware and software for the reporting periods is as follows :-

	Hardware		Software		Total
	Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2008	2007	2008	2007	2008	2007

Revenue from external customers	$987,674	$249,887	$1,583,416	$107,753	$2,571,090	$357,640

	Hardware		Software		Total
	Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)
	2008	2007	2008	2007	2008	2007

Revenue from external customers	$200,807	$37,478	$489,082	$5,589	$689,889	$43,067

All of the Company’s long-lived assets and customers are located in the PRC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms "We", the "Company", "ENVS", the "Registrant," or the "Issuer" refers to Envirosafe Corporation, and its subsidiaries, ADDE Education Hldgs Limited (“ADDE”), a corporation organized and existing under the laws of Hong Kong Special Administrative Region of People’s Republic of China (the “PRC”), and Guangzhou Haoyu Educational Technology Company Limited (“Haoyu”), a corporation organized and existing under the laws of the PRC. We were incorporated in the state of Delaware in 1996. In October 2008, our board decided to redomicile from the State of Delaware to the State of Nevada. Their decision was approved by the holders of a majority of the voting rights and common stock.

On March 1, 2008, ADDE entered into an agreement with the then sole stockholder of Haoyu to acquire the stockholder’s entire interest in Haoyu (the “Transfer”) at a consideration of Renminbi (“RMB”) 1 million.  Haoyu was wholly owned by the spouse of ADDE’s sole stockholder before the consummation of the Transfer.  The Transfer was subsequently approved by the government bureau in May 2008.  Haoyu re-registered as a wholly foreign owned enterprise and obtained its business license in August 2008.

On March 4, 2008, the Company and ADDE entered a Plan of Exchange (the “Exchange”) between and among the Company, ADDE, the majority stockholder of the Company and the stockholder of ADDE.  The Exchange was consummated on July 31, 2008, pursuant to which 20,000,000 shares of the Company’s common stock and 1,350,000 shares of the Company’s preferred stock were issued to the stockholder of ADDE. Immediately upon the closing, ADDE and Haoyu became the Company’s wholly-owned subsidiaries and the former stockholder of ADDE owned 93.2% of the Company’s issued and outstanding shares. In addition, the Company ceased all of its current remaining operations and adopted and implemented the business plan of Haoyu, which is specialized in the research and development of educational products and technology applications and located in the Guangzhou Province of the PRC with three manufacture bases for research and development purpose.

The educational software developed by Haoyu is in conformity to the new educational purpose.  The software employs the advanced technology in data collection, sensor and wireless control and portable video equipment, which can virtually upload the live experiment and analyze the information collected. Accordingly, teachers and students can have the experiments done automatically instead of the traditional method by hand.

The Company is also engaged in sales of hardware and computer products such as monitors and computer notebooks.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully market the educational software on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

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

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. The Company provided 3 years warranties for the software products to certain customers.  Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 5%) of the billed amount for certain period of time (normally three year) after acceptance of the Company’s products under the warranty program.  As of September 30, 2008 and December 31, 2007, such receivables amounted to $14,974 and $14,035 respectively and are included in trade receivables.

Since the aforementioned products were well developed, the Company did not encounter any claims from such customers.  Accordingly, the Company did not maintain a warranty reserve during the reporting periods.  However, the Company will periodically assess the estimation of its warranty liability and recognize the reserve when necessary based on the actual experience.

Revenues

Net revenues were $695,307 and $2,576,508 for the three and nine months ended September 30, 2008, respectively, increased by $650,617, and $2,217,245, compared to net revenues of $44,690 and $359,263 for the same periods ended September 30, 2007, respectively. Approximately 70% and 61% revenues for the three and nine months ended September 30, 2008, respectively, were generated from the sales of educational software developed by Haoyu. The software employs the advanced technology in data collection, sensor and wireless control and portable video equipment, which can virtually upload the live experiment and analyze the information collected. Accordingly, teachers and students can have the experiments done automatically instead of the traditional manual method. This high quality control system has been recommended specifically by the ministry of education for school experiments. We are also engaged in sales of hardware and computer products such as monitors and computer notebooks, which are approximately 30% and 39% of total revenues for the three and nine months ended September 30, 2008, respectively.

We expect sales to increase during 2008 due to the enhancement of China’s education reform, which emphasizes improving students’ practical ability. Our educational software is specially designed to meet the new standard of China’s education reform.

Income / Loss

We had net income of $259,204 and $941,915 for the three and nine months ended September 30, 2008, respectively, due primarily to the increase in sales of our educational software, resulting in sufficient gross profit to cover the operating expenses. In addition, we had subsidy from the government, which was $68,778 and $233,567 for the three and nine months ended September 30, 2008, respectively. Comparatively, the net loss was $74,072 and $164,268 for the same periods ended September 30, 2007, respectively, attributable to the small sales revenue at the developing stage of our software.

We expect to gain more market shares and remain profitable during fiscal year 2008 due to the enhancement of China’s education reform, which emphasizes improving students’ practical ability. Our educational software is specially designed to meet the new standard of China’s education reform. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

    Operating expenses for the three and nine months ended September 30, 2008 were $189,858 and $397,813, respectively, increasing by $121,150 and $128,112 compared to the operating expenses of $68,708 and $269,701 during the same periods ended September 30, 2007, respectively. The high operating expenses during the three and nine months ended September 30, 2008 were due primarily to the increase in general and administrative expenses, which were $126,551 and $236,613, respectively, and research and development expenses, which were $43,762 and $106,193, respectively.

Cost of Sales

    Cost of sales consisted of cost of hardware and software at a ratio of approximately 7:3. An appropriate share of overheads based on normal operating capacity, such as product delivery and direct labor, were included. We had $231,858 in cost of sales, or approximately 33% of sales, and $1,170,573 in cost of sales, or approximately 45% of sales, during the three and nine months ended September 30, 2008, respectively. Since approximately 70% of total cost of sales is in connection with hardware, we expect to lower the cost of sales by collaborating with more hardware suppliers to build up a buyer market favor to us.
Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $192,057 and $128,802 for the nine months ended September 30, 2008 and 2007, respectively. Negative cash flows from operations for the nine months ended September 30, 2008 were due primarily to the increase in trade receivables by $786,533, the increase in other receivables and prepayments by $216,993 and the decrease in trade payables by $630,528, partially offset by net income of $941,915 and increase in income tax payable by $288,819. Negative cash flows from operations for the nine months ended September 30, 2007 were due primarily to the net loss of $164,268, plus the increase in other receivables and prepayments by $255,490, partially offset by the increase in trade payables by $230,851.

Cash flows used in investing activities were $8,094 and $5,199 for the nine months ended September 30, 2008 and 2007, respectively, which were due primarily to the purchase of property and equipment in both periods.

Cash flows provided by financing activities were $244,816 and $99,012 for the nine months ended September 30, 2008 and 2007, respectively.  Positive cash flows from financing activities during the nine months ended September 30, 2008 were due primarily to the bank loan of $428,639, which were secured by a guarantor with interest at 110% of the benchmark rate of the People’s Bank of China (the “PBOC”) for six-month to one-year short-term loans per annum. Positive cash flows from financing activities during the nine months ended September 30, 2007 were due primarily to the advances from a director.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2008 and $700,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through September 30, 2008 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $190,894 on hand as of September 30, 2008. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities, working capital surplus and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2008 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

•	Curtail new product launches

•	Limit our future marketing efforts to areas that we believe would be the most profitable.

    Demand for the products and services will be dependent on, among other things, market acceptance of our educational software, China’s educational market in general, government policies and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

    Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We are dedicated to developing lab experiment products that employ the advanced technology in data collection, sensor and wireless control and portable video equipment, which can virtually upload the live experiment and analyze the information collected. We plan to strengthen our position in China’s educational market. We also plan to expand our operations through aggressively marketing our products and our concept.

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

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

During the nine months ended September 30, 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-KSB. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-KSB.

ITEM 2.      CHANGES IN SECURITIES

Pursuant to the Plan of Exchange, dated March 4, 2008, between and among the Company, ADDE, the majority stockholder of the Company and the stockholder of ADDE, 20,000,000 shares of the Company’s common stock and 1,350,000 shares of the Company’s preferred stock were issued to the stockholders of ADDE on July 31, 2008.

On October 9, 2008, the Board of Directors of the Company authorized and approved a reverse stock split of the common stock of the Company on the basis of one (1) share for each eight (8) shares currently authorized or issued and outstanding. Accordingly, the number of authorized shares of common stock decreased from 400,000,000 shares to 50,000,000 shares and a Certificate of Change was filed with the Secretary of State on Nevada on October 13, 2008.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

Reports on Form 8-K filed in the third quarter of 2008

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

Reports on Form 8-K filed subsequent to the third quarter of 2008

(4)	On October 9, 2008, we filed a current report on Form 8-K to announce the change in our Chief Financial Officer.
(5)	On October 21, 2008, we filed a current report on Form 8-K to announce the change in our registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ENVIROSAFE CORP.

Date: November 14, 2008	By:	/s/ Guo, Yan Bin
Guo, Yan Bin President

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002