Form 10-K
period 2008-12-31
ENVIROSAFE CORP/CA
filed 2009-04-15
CIK 1015455

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission file number   000-52407

CHINA EDUCATION TECHNOLOGY, INC.
(F.K.A. ENVIROSAFE CORPORATION)
(Name of Small Business Issuer in its Charter)

NEVADA
(State or Other Jurisdiction of Incorporation of Organization)

94-3251254
(I.R.S. Employer Identification No.)

8/F, Tower B, National Software Industry Zone,
Gao Tang Xin Jian Zone, Tian He District
Guangzhou , P.R.China  510663
(Address of principal executive offices)

(8620) 6108-8998 - Tel
(8620) 6108-8999 - Fax
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 per share
Preferred Stock, par value $.0001 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a none-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

The Registrant’s revenues for its fiscal year ended December 31, 2008 were $2,910,453.

The aggregate market value of the issuer’s Common Stock held by non-affiliates (280,766 shares) was approximately $101,075, based on the average closing bid and ask price for the Common Stock on March 11, 2009.

As of March 11, 2009, there were outstanding 4,117,798 shares of the issuer’s Common Stock, par value $.0001.

DOCUMENTS INCORPORATED BY REFERENCE

Current Report on Form 8-K filed on August 1, 2008 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and amended August 13, 2008

Information Statement on Schedule 14C pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on December 9, 2008

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussion under “Description of Business,” including the “Risk Factors” described in that section, and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-K.  We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

Part I
Item

1.	Description of Business	4
1A.	Risk Factors	10
1B.	Unresolved Staff Comments	17
2.	Description of Property	17
3.	Legal Proceedings	17
4.	Submission of Matters to a Vote of Security Holders	17

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
6.	Selected Financial Data	19
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
7A.	Quantitative and Qualitative Disclosures About Market Risk	21
8.	Financial Statements and Supplementary Data	22
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
9A.	Controls and Procedures	41
9A(T).	Controls and Procedures	41
9B.	Other Information	42

Part III

10.	Directors, Executive Officers and Corporate Governance	42
11.	Executive Compensation	44
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45
13.	Certain Relationships and Related Transactions, and Director Independence	46
14.	Principal Accountant Fees and Services	46

Part IV
15.	Exhibits, Financial Statement Schedules	47
	Signature Page	48

PART I

Item 1.  Description of Business

History

Envirosafe Corporation (“ENVS”) was originally incorporated in Delaware in 1996. On September 19, 2008 the Company redomiciled to the State of Nevada. ENVS was formed to produce a comprehensive suite of disinfecting, cleaning, and bioremediation products for the consumer, commercial, institutional and municipal markets.  ENVS was not successful in developing this business model due to limited resources and as result began to look for merger candidates.

As of June 18, 2007, the Registrant and predecessor of the Registrant, executed a plan of exchange, between and among the Registrant, Si Chuan Da Zhu Fu Da Zhu Ma Fang Zhi You Xian Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Da Zhu Fu Da"), the shareholders of Da Zhu Fu Da and the majority shareholder of the Registrant.  Pursuant to the plan of exchange former management resigned and was replaced by a new board and new officers and directors.  After financing fell through on the Da Zhu Fu Da plan of exchange the company decided to move in a new direction and entered into talks to execute a reverse merger with ADDE Education Hlds Ltd, a corporation organized and existing under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“ADDE”).  ADDE is a holding company of Hao Yu Education Technology Co. Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China ("Hao Yu"). The share exchange transaction was consummated on July 31, 2008, and as a result, Hao Yu became a wholly owned subsidiary of ADDE. Please see the Current Report on Form 8-K filed on August 1, 2008 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and amended August 13, 2008 which is incorporated by reference herein for further information on this share exchange.

Introduction to the Business of Hao Yu

Hao Yu was incorporated in connection with the innovation and modernization of Chinese education. It is located in the TianHe Software Zone, Guangzhou, under which there are three manufacturing bases of R&D and six modernization production lines. Hao Yu set up branches and offices in mainland China and established labs in Beijing Normal University, Capital Normal University, East China Normal University, South China Normal University, and GuangXi Normal University.  It also cooperates with other foreign universities and institutes.

Hao Yu is a high-tech company specializing in the R&D of education products and technology applications. The brand names “Discover the World,” a portable multimedia system, and the “Learn and Test” computer application for students maintain a strong reputation in China. Hao Yu also participated in the research of PDA applications in education, which provide not only the theory but also the service support in connection with informative education.

After only a few years, Hao Yu has obtained ISO9001 recognition. With a strong educational background, extensive cooperative resources and a professional team, Hao Yu has become one of the leading education modernizers in China and in its approach to the international education technology industry.

Hao Yu is equipped with a professional team with extensive experience. Most of the team has participated in drafting industry benchmarks and has a comprehensive understanding of foreign and domestic lab facilities. Moreover, Hao Yu has a developed customer service group which provides us with a competitive advantage in the industry.

Along with the development of comprehensive educational research, service and product programs, Hao Yu has also strives to develop scientific and technological innovations and research resulting in educational products and services for our core business. Hao Yu resolves to develop and have its own intelligent property rights in their mission to produce one of the most advanced information-based educational products all around the world. This company is currently developing a new phase for China’s national teaching and information construction. This program not only provides great benefits to schools, but it may also encourage a profound social interest and a deep educational reform.

In 2002, Hao Yu developed and produced a range of “Learn and Test” functional calculators and obtained a certificate of new technology from Guangdong Education Equipment Center.  In 2003, Hao Yu obtained certification from the Guangdong Information Industry Bureau. Later in 2003, the “Learn and Test” calculator program also obtained similar certification from the Guangdong Information Industry Bureau.  Hao Yu’s science calculators, the XK-150 and XK-80 were highly recommended in 2003 by the education departments of Guangdong, Guangxi, Yunnan, Shanxi, Xinjiang, Hebei and Shangai among others.  Hao Yu also registered a trademark for “Explore the World” in 2003 and had it approved by the National Trademark Bureau.  In 2003, Hao Yu registered the software of its multifunctional collector system and the patent thereof.  In 2004, the general manager of Hao Yu, Mr. Yanbin Guo, was nominated as an engineering consultant for chemistry education materials edited by Beijing Normal University and the Company began to produce chemistry and physics products for high schools.  Hao Yu also applied for and obtained a patent for its new sensor technology in 2005.  Finally, also in 2005, Hao Yu registered their experimental system software called “Explore the World” which was also approved by the Guangzhou Software Association.

Detail of Hao Yu’s Operations

The experimental systems developed by Hao Yu are in conformity to the “new educational purpose” of China. Hao Yu products use advanced technology for data collection, sensor and wireless control and video imaging which can virtually upload live experiments and analyze the information collected.

The system is designed to be used in new middle school science courses. Teachers and students may perform experiments automatically with the experiment systems instead of performing them in the traditional method. This not only ensures the accuracy of the collected data, but the system also analyzes the information accordingly. Through uploads directly from “Discover the World,” software to the computer, students may study and research under the instruction of teachers and arrive at the proper conclusions.

Through the use of physics, chemistry and biology applications, the system provides more senses and chances for students to practice the procedure of experiments. As the newly designed education facility, the system enables students to have a better understanding of experiments and to realize the importance of practical experience.

 Hao Yu currently has four product categories.  These include:

·
Information collectors
o “Discover the World” portable multimedia system
o Precision measurement system:  The system can measure the time, real-time speed, average speed and acceleration of the moving object.
o Scientific collector system:  The system is designed in compliance with experiment courses in primary schools and middle schools.  It consists of five sensors for students to test the temperature, humidity, pressure, light and sound both indoors and outdoors.  When connected with a computer, the collective information can be transferred to analysis, which is one of the tools for students to monitor their environment and to discover science.

·
Sensors
o Chroma sensors:  This type of sensor assists with researching and/or testing reaction speed research, liquor pH indicator tests, the saturation concentration of a compound, Vitamin C reducibility, oxygenation reducibility, temperature concentration and balanceable effects to bromine and I-hydronium match, COD tests, and tests through color contrast to determine the iron content in anti-anemia drugs.
 o Breathe sensors:  This type of sensor assists with studying aspiratory models when students remain at rest, aspiratory models when students perform simple activities such as breathing and drinking, aspiratory rates of athletes versus non-athletes, aspiratory rates of males versus females, aspiration before and after exercise, aspiration before and after caffeinated drinks, the effects of an increase in carbon dioxide on aspiratory rates, and the aspiratory rate of students versus their heartbeat rate.
 o CO2 sensors:  This type of sensor aids in the study of botanic photosynthesis, human breath, animal breath, automobile emission, whether budded seeds produce carbon dioxide, the budded seed’s breath out of oxygen, the respiration of the sugar in yeast, how temperature affects respiration, how light affects the carbon dioxide transition of plants, yeast respiration, and catalase.
 o Relative humidity sensors:  This type of sensor assists with the study of energy transition, liquid evaporation and distillation, boiling points and freezing points of water, the melting curve of crystals and non-crystals, refrigerant speed and efficiency, the evaporation of liquid, the absorption and release of heat by the three states of matter, the relation between air pressure and temperature, heat radiation and exchange, the relationship between boiling point and pressure, Charles’ Law, and Gay-Lussac’s Law.
 o pH sensors:  This type of sensor aids in the study of the pH of different drinks and different brands of drinking water, edaphic pH, the study and simulation of acid rain, the study of water pollution, the purification of water, how acid rain affects growing plants, the pH of saliva before and after eating sugar, the buffer action in the biological system, film permeation, how pH affects active enzymes, the environmental research on biology, and muscular fatigue.
 o Electrical conductivity sensors:  These sensors aid in the study of the conductance rate of different liquids, the purification of water, proliferate film, muscular fatigue, and resistance to water and soil.
o Land humidity sensors
o Flow rate sensors
o Angular rotation sensors
o Controlling switch sensors

·	Digital meteorological station on campus
·
Digital analyzing software
o Software of “Discover the World”:  This software deals with and analyzes dates by sensor.  It can also form curves and figures, and it works with an oscillograph.  This software helps students coordinate, analyze and apply data through experiments.
o Functions and features of digital analyzing software (for primary schools)
• Digital display:  digital form, stimulator form (finger), curve

• Trigger alarm:  collect data above or below the set number, music has been triggered, including 100 kinds of interesting sounds, and can be edited freely

• Sound play:  can play all sound that formed from different digitals

• Automatic calculations:  can calculate the average rate curve, the difference between the two points, and the difference between the maximum and minimum automatically

• May designate any time difference between two points, the countdown to the time difference (frequency) and amplitude difference, the interface background, observation, gridlines, data, text color can be set freely

• Can be collected through experimental data output to Excel for a more in-depth analysis and application

o Functions and features of digital analyzing software (for high schools)
• Digital display:  digital form, stimulator form (finger), curve in real time

• System can collect 1-3 group sensor data automatically, simultaneously, and continuously and unread data can also be entered into the sensor manually

• Built-in harmonic-frequency generator can be set; the second, third, fourth, fifth and sixth homonym output can be produced and displayed simultaneously

• The curve on the screen can be rolling, zooming and lessening up and down, left and right, or choose to observe freely

• Can be collected by the experimental data output to Excel from a more in-depth analysis and application

Hao Yu’s education system is composed of four parts:  (1) the core operating system, of which the multimedia information collector, “Discover the World,” is the core system.  It is small but has three working modules and adaptable functions; (2) system accessories—there are approximately 60 categories of sensors; (3) application software that connects the computer and hardware of the system to strengthen the experimental information collection and data processing; and (4) accessories selection through which the user may set up a webcam for distant learning.

The most prominent technological innovation of the system is the combination of modern information technology and hands on education into the system. Its technical instrument not only conforms to the national curriculum standard, but it is also innovative, distinctive and applicable to the education industry in the following aspects:

·
The Collector has three working modules.
o Independent working module (i.e., offline portable)
o Normal online working module (i.e., the connective module between the “Discover the World” system and the PC)
o Wireless online working module.  The wireless online working module is a unique innovative technology of “Discover the World,” the palm synthesized scientific laboratory system.  Under this working module, the signal sensed by the collector transmits through its built-in wireless radio frequency (RF) launcher to distant places (within 300 meters), such as to receivers on computers, and then processes the data afterwards.  This working module is suitable for the experiment under particular circumstances.  It allows the operator to be away from a certain spot and still have a real time monitor on the experimental process.

·
The experiment data are real-time and are represented in different ways. Presently, many universities and scientific institutions use precision measurement instruments without intelligent adaptors, but they depend on paper records to show measurement results.  What schools need mostly are facilities having automatic data procession, dynamic display and cost effective analysis.  Based on the great demand, the R&D staff added the new function of display analysis from the collector to the chip, which displays the collected graph, form and virtual instruments associated with the educational purpose in real time.

·
Automatic recognition on sensors.  “Discover the World” collectors may identify more than 50 different sensors automatically, whether developed by Hao Yu or other domestic or foreign manufacturers.  This new function is designed related to the requirement of educational technical innovation.  It relieves the workload for teachers and students to complete the complex identification and setting, which lowers the difficulty in the experiment process and spares more time to focus on the result.  Up until now, among other similar Chinese products, only “Discover the World” can realize the automatic identification.

·
The triggering function can collect information in real time automatically.  The highlight of this function allows the operator to edit the data collection program in advance and to set up the time to start working.  The collector may work automatically upon the message received, and the operator is free from doing anything.  Due to this strong feature, students may largely extend their research in accordance with educational innovation.  For example, a student needs to study the light changes between daytime and midnight to further study the phenomenon of the earth’s rotation.  He may edit a program to make the collector work every 30 minutes and process 48 hours of continuous time.  Then, the collector will be set in a proposed place and work on the desired task without disturbance.

·
Monitor different experiments simultaneously.  According to a range of requirements for the scientific experiments, one collector may affect four groups of virtual input data entry independently and simultaneously (for a total of eight groups) in compliance with the teaching requirements for middle schools and universities.  This is the leading technology in the domestic market compared to other similar products that can only provide a maximum of six groups of virtual inputs.  The technology enables the system to affect real time monitoring, record and repeat the video or audio experiments.  If the system is facilitated with a camera, by means of the “Discover the World” software, teachers can record the experiment and store the successful ones for educational purposes.  This function aims at establishing an education platform for experience communication and research materials in the future.

Where Hao Yu is Headed

Our strategies for achieving continued success include:

·	Being first in new technological innovations
·	Providing a high quality and stable product
·	Improving our marketing efforts in exhibitions and local media

Hao Yu’s sources of revenues

The revenues of Hao Yu’s educational system operations will come from increased usage of its products and the development of new technological innovations for sale.

 Factors that affect sales volumes for the educational system include:

·	Chinese laws and regulations
·	World gross domestic product growth
·	Development of additional value-added products and services

Factors that affect the prices for the educational system include:

·	World economic environment
·	Relative strength of the Chinese RMB
·	Quality of products and services provided
·	Abundance of products and services provided

Analysis of the Markets for the educational system

With an increase in both Chinese gross domestic product (GDP) and national education input from 2001-2005, there seems to exist a positive outlook for the market of the educational system.

The projected value of the target market is approximately US$1.8 billion, which is only one third of the overall market volume in China. Pursuant to the latest notice released from the Office of the Ministry of Education in 2007, in 2010, all Chinese high schools must be equipped with the educationally innovative lab system.

In 2005, there were 366,200 primary schools, 62,486 junior middle schools, 31,532 high schools, and 2,273 universities and colleges in China. The demand for the educational system is projected to double or triple in the coming five years.

In the eleventh Five-Year Plan, the idea of speeding up the innovation of the education course had been mentioned in the article, “Strengthen the education innovation,” and students were encouraged to think more creatively and to develop practical abilities. As a result, the sensors and collectors are widely used. In 2004, some of the institutes began to adopt this new project and made plans to purchase the system. Under the instruction of the government in 2006, approximately 50%-60% of institutes will be involved in some way with this creative experiment system.

In 2004, there were four provinces, Shan Dong, Ning Xia, Guangdong, and Hai Nan, that began the innovation of new courses. In the following three years up to 2007, there were 14 provinces involved in the project including Jiang Su, Tian Jing, Zhe Jiang, An Hui, Liao Ning, Beijing, Hu Nan, Hei Long Jiang, Ji Lin, Shan Xi.

Competition

Currently, there are similar products used in the world.  The two main manufacturers in the US are TI Company and PASCO Company while Shan Dong Yuan Da and Beijing Kemingyuan have a more mature technology on product development in China.

The overall technology of foreign products is more stable and has advanced functions for application in the education industry, but it is not applicable for the Chinese market.  This is because foreign products are more expensive, foreign products are not applicable to the current Chinese education, there’s only English instruction for the foreign software and experiment designs, and customer service for foreign products cannot immediately assist professors in China to solve the usage problem.

There are also several problems with similar products in China.  Similar Chinese products only focus on presentation without any program designed to give the student hands on experience.  These products also have unstable functions and a high maintenance cost.

Products competing with Hao Yu’s educational system include:

·
Lang Wei.  This product captures 15% of the market and is sold by ShanDong Yuan Da Network Multi-media Company, Ltd.  Lang Wei comes with complete accessories and was developed in middle schools to meet with the education requirements.  However, the technology is easily imitated.

·
GQY.  GQY captures 7% of the market and is sold by GQY Digital Education Equipment Company Ltd.  This product is made in China, and its appearance is similar to PASCO with sound material and LCD.  However, the technology is not stable, and the marketing is not mature.  The product lacks style.

·
SuWeiEr.  SuWeiEr captures 8% of the market and is sold by Nan Jin SuWeiEr Technology Company Ltd.  This product is made in China, has a certain market in NanJing, and is priced the cheapest out of all the educational products.  Nevertheless, the technology is not stable, and the marketing is unsatisfactory.

·
Shanghai Zhong Ke. This product captures 4% of the market and is sold by Shanghai Zhong Ke Modern Lab Equipment Company, Ltd.  Shanghai Zhong Ke is made in China, and the price falls approximately in the median of educational system prices.  It offers no special advantages, and the technology is low and unstable.  The market share is limited.

·	SuperLab. SuperLab captures 10% of the market and is sold by Ning BoHua Mao. This product has better marketing channels than some of the other products. However, its technology is unstable.
·
PASCO.  This product captures 10% of the market and is sold by Guangdong MaiDaWei Education Instrument Company, Ltd.  PASCO is an import product with stable technology, scientific design, and sound appearance.  It is the most expensive, and it is too professional to be used by students.

·
Vernier.  This product captures 7% of the market and is sold by ShenZheng KangXinDa Electricity Company, Ltd.  Vernier is an import product with stable technology, but it is expensive.  The product does not fully comply with the educational material.

·
Korea KD.  Korea KD captures 12% of the market and is sold by ShangHai DongFang Education Tool Company, Ltd.  This product is an import product with stable technology, but it is expensive.  Its sales are mostly in Shanghai.

Hao Yu’s “Discover the World” product captures 20% of the market.  Hao Yu was the first manufacturer to develop this product, and the product is stable and maintains a high reputation based on foreign technology and cooperation with many universities in China.  However, it lacks advertisements on exhibitions and local media.

Competitive Advantages and Strategy

Currently, there are similar products used in the world. The two main manufacturers in the US are TI company and PASCO company while Shan Dong Yuan Da and Beijing Kemingyuan have a more mature technology on product development in China. The digital education system named “Discover the World” developed by Hao Yu has the following competitive advantages:

1)	Equipped with a professional team able to participate in product developments in compliance with the innovation of national education;
2)	Has many technologies of strong competition to compare with similar products in quality, feature and price;
3)
Set up education resource centers and a complete system of sales, service and training in many cities, which establishes a platform to share with the schools and provide the advanced products for educational purposes;

4)	Maintain a long-term relationship with local education departments and institutes to train up to 53,000 teachers for the company’s future product marketing and application.

In comparison to Chinese competitors, the Company believes it possesses superior technological expertise, products, marketing knowledge, and global relationships.

Growth Strategy

The Company’s vision is to further increase its market share and to remain the market leader in the educational systems industry by continuing to offer the best quality and most technologically advanced products in its market. Management intends to grow the Company’s business by pursuing the following strategies:

·	Grow capacity and capabilities in line with market demand increases
·	Enhance leading-edge technology through continuous innovation, research and study
·	Continue to improve operational efficiencies and use of nearly all technical advantages.
·	Further expand into higher value-added segments of the educational system industry.
·	Build a strong market reputation to foster and capture future growth in China.

Existing Facilities

Hao Yu is located in TianHe Software Zone, Guangzhou Province, People’s Republic of China.  It has also set up other branches and offices in mainland China and established labs in Beijing Normal University, Capital Normal University, East China Normal University, South China Normal University, and GuangXi Normal University.  Hao Yu also cooperates with other foreign universities and institutes.

Sales and Marketing

We employ sales persons who market our products to the Ministry of Education and the provincial education commissions.  Although the government agencies do not purchase our product, we need to obtain their approval of the use of our programs for use in connection with the curriculum taught in the schools under their jurisdiction.  We also use these marketing calls to generate information to assist us in developing new educational products and opportunities.  Our sales force is also actively involved with educators in developing curriculums based on the products we produce.  In addition, we plan to maintain long-term relationships with local education departments and institutes to train 53,000 teachers for the Company’s future product marketing and application.

Intellectual Property

Hao Yu’s product is developed by Hao Yu independently, and all techniques are owned by Hao Yu, including all intelligent property rights of “Discover the World,” the palm synthesized scientific laboratory system.  Hao Yu has a patent on the appearance and design of its sensor, distance sensor, power sensor and special experiment car for kinetics.  It also has a patent for the all powerful data collector, and a copyright on the computer software for “Discover the World.”

Regulation

The education industry in China is heavily regulated at all levels - national, provincial and local.  Our business is subject to numerous Chinese rules and regulations, including restrictions on foreign ownership of education companies.  Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education is a politically sensitive area of the economy. Since its inception, the Company has been in compliance with applicable regulations.

Legal Proceedings

The Company is not aware of any significant pending legal proceedings against it.

Employees

As of December 31, 2008, we have approximately 64 employees, consisting of 13 employees in the administrative and financing department, 15 marketing and sales personnel, 10 quality inspectors, 23 employees in the research and development department, and 3 employees in the purchasing department. None of our personnel are represented under collective bargaining agreements and we believe that we have good relations with our employees.

Item 1A. Risk Factors

Investing in ENVS’s common stock involves a high degree of risk.  Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Current Report on Form 8-K, before purchasing shares of ENVS’s common stock.  There are numerous and varied risks, known and unknown, that may prevent the Registrant from achieving its goals.  The risks described below are not the only ones ENVS will face.  If any of these risks actually occurs, ENVS’S business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of ENVS’s common stock could decline and investors in ENVS’s common stock could lose all or part of their investment.  The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to ENVS, material risks related to ENVS’s industry and material risks related to companies that undertake a public offering or seek to maintain a class of securities that is registered or traded on any exchange or over-the-counter market.

ENVS’s future revenues will be derived from the sale of its technologically advanced educational products in several cities of Guangdong Province and elsewhere.  There are numerous risks, known and unknown, that may prevent ENVS from achieving its goals including, but not limited to, those described below.  Additional unknown risks may also impair ENVS’s financial performance and business operations.  ENVS’s business, financial condition and/or results of operations may be materially adversely affected by the nature and impact of these risks.  In such case, the market value of ENVS’s securities could be detrimentally affected, and investors may lose part or all of their investment. Please refer to the information contained under “Business” in this report for further details pertaining to ENVS’s business and financial condition.

Risks Related To Our Business

Our business is dependent upon the Chinese government’s educational policies and programs.

As a provider of educational services, we are dependent upon government educational policies. Almost all of our revenue to date has been generated from the sale of educational systems relating to courses at different educational levels. To the extent that the government adopts policies or curriculum changes that significantly alter the curriculum used in the Chinese educational system, our products could become obsolete, which would affect our ability to generate revenue and operate profitably. We cannot assure you that the Chinese government agencies would not adopt such changes.

We are subject to numerous Chinese rules and regulations which restrict the scope of our business and could have a material adverse impact on us.

We are subject to numerous rules and regulations in China, including, without limitation, restrictions on foreign ownership of education companies. Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education is a politically sensitive area of the economy.  We are not aware that any of our agreements or our current organizational structure is in violation of any governmental requirements or restrictions, explicit or implicit.  However, there can be no assurance that we are in compliance now, or will be in the future.  Moreover, operating in China involves a high risk that restrictive rules and regulations could change.  Indeed, even changes of personnel at certain ministries of the government could have a negative impact on us.  The determination that our structure or agreements are in violation of governmental rules or regulations in China would have a material adverse impact on us, our business and on our financial results.

Our business may be subject to seasonal and cyclical fluctuations in sales.

We may experience seasonal fluctuations in our revenue in some regions in China, based on the academic year and the tendency of our customers to make purchases relating to their education just prior to or at the beginning of the school year in the autumn.  Any seasonality may cause significant pressure on us to monitor the development of materials accurately and to anticipate and satisfy these requirements.

Our business is subject to the health of the Chinese economy.

 The purchase of an educational system such as ours is currently discretionary and dependant upon the ability and willingness of consumers to spend available funds on extra educational products. A general economic downturn either in our market or a general economic downturn in China could have a material adverse effect on our revenue, earnings, cash flow and working capital.

We depend on our senior officers to manage and develop our business.

Our success depends on the management skills of Mr. Yanbin Guo, our president, and his relationships with educators, administrators and other business contacts.  We also depend on successfully recruiting and retaining highly skilled and experienced authors, teachers, managers, sales persons and other personnel who can function effectively in China.  In some cases, the market for these skilled employees is highly competitive.  We may not be able to retain or recruit such personnel, which could materially and adversely affect our business, prospects and financial condition.  We do not maintain key person insurance on these individuals.  We do not have employment contracts with Mr. Guo or any other officers or employees. The loss of Mr. Guo would delay our ability to implement our business plan and would adversely affect our business.

We may not be successful in protecting our intellectual property and proprietary rights.

Our proprietary software products are primarily protected by trade secret laws.  Although we require our authors and software development employees to sign confidentiality and non-disclosure agreements, we cannot assure you that we will be able to enforce those agreements or that our authors and software development employees will not be able to develop competitive products that do not infringe upon our proprietary rights. We do not know the extent that Chinese courts will enforce our proprietary rights.

Others may bring defamation and infringement actions against us, which could be time-consuming, difficult and expensive to defend.

As a distributor of educational materials, we face potential liability for negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute.  Any claims could result in us incurring significant costs to investigate and defend regardless of the final outcome.  We do not carry general liability insurance that would cover any potential or actual claims. The commencement of any legal action against us or any of our affiliates, whether or not we are successful in defending the action, could both require us to suspend or discontinue the distribution of some or a significant portion of our educational material and require us to allocate resources to investigating or defending claims.

We depend upon the acquisition and maintenance of licenses to conduct our business in China.

In order to conduct business in China, we need licenses from the appropriate government authorities, including general business licenses and an education service provider license.  The loss or failure to obtain or maintain these licenses in full force and effect will have a material adverse impact on our ability to conduct our business and on our financial condition.

Our growth may be inhibited by the inability of potential customers to fund purchases of our products and services.

Many schools in China, especially those in rural areas, do not have sufficient funds to purchase textbooks, educational materials or computers to use our products.  In addition, provincial and local governments may not have the funds to support the implementation of a curriculum using our educational products or may allocate funds to programs which are different from our products. Our failure to be able to sell our products and services in certain areas of China may inhibit our growth and our ability to operate profitably.

Changes in the policies of the government in China could significantly impact our ability to operate profitably.

The economy of China is a planned economy subject to five-year and annual plans adopted by the government that set down national economic development goals.  Government policies can have significant effect on the economic conditions of China generally and the educational system in particular.  Although the government in China has confirmed that economic development will follow a model of market economy under socialism, a change in the direction of government planning may materially affect our business, prospects and financial condition.

 Inflation in China could negatively affect our profitability and growth.

While the economy in China has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in our costs, it may have an adverse effect on profitability. In order to control inflation in the past, the government has imposed controls in bank credits, limits on loans for fixed assets, and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth which could impair our ability to operate profitably.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

·	the difficulty of integrating acquired products, services or operations;

·	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

·	the difficulty of incorporating acquired rights or products into our existing business;

·	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

·	difficulties in maintaining uniform standards, controls, procedures and policies;

·	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

·	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

·	the effect of any government regulations which relate to the business acquired;

·
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Our operations and assets in China are subject to significant political and economic uncertainties.

Government policies are subject to rapid change, and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner that reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

Price controls may affect both our revenues and net income.

The laws of China give the government broad power to fix and adjust prices. We need to obtain government approval in setting our prices for classroom coursework and tutorials. Although the sale of our educational system is not presently subject to price controls, we cannot give you any assurance that they will not be subject to controls in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our services will be limited and we may face no limitation on our costs. As a result, we may not be able to pass on to our consumers any increases in costs we incur. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable Chinese regulatory authorities.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of most developed countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most developed countries including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of other developed countries.

Because our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in China.

Our directors and our executive officers reside in the PRC and all of our assets are located in China. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the federal securities laws.

We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

All of our agreements, which are made by our Chinese subsidiaries, are governed by the laws of China. The Chinese legal system is a civil law system based on written statutes. Accordingly decided legal cases have little precedential value. The government of China has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, these laws are relatively new and their experience in implementing, interpreting and enforcing these laws and regulations is limited. Therefore, our ability to enforce commercial claims or to resolve commercial disputes may be uncertain. The resolution of these matters may be subject to the exercise of considerable discretion by the parties charged with enforcement of the applicable laws. Any rights we may have to specific performance or to seek an injunction under Chinese law may be limited, and without a means of recourse, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in China. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in the Renminbi. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 6.5% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and August 31, 2007. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent our future revenues are denominated in currencies other than United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Recent recalls of Chinese products may affect the market for our stock.

Although we do not sell consumer products in the international market, the recent recalls of Chinese products in the United States and elsewhere could affect the market for our stock by causing investors to invest in companies that are not based in China.

Our corporate actions are substantially controlled by a single stockholder.

As a result of the share exchange transaction Mr. Yanbin Guo currently owns approximately 75.6% of our outstanding common shares, representing approximately 75.6% of our voting power. This stockholder could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in the principal stockholder, elections of our board of directors will generally be within the control of this stockholder. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with this principal stockholder. As such, it would be extremely difficult for shareholders to propose and have approved proposals not supported by Mr. Guo. There can be no assurances that matters voted upon by the Mr. Guo will be viewed favorably by all shareholders of our company.

 The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a significant dilution to or impair our stock price.

Risks Associated with Investing in our Common Stock

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock., which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we will be required to include an auditor’s report on internal controls over financial reporting for the year ended December 31, 2008. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

We do not pay dividends and there are no plans to pay dividends in the future.

We do not currently pay dividends and there are no plans to pay dividends in the future.  Even if we were to pay dividends to our shareholders it would require payment of dividends by our China subsidiaries to us. This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the United States. Although our subsidiaries’ classification as wholly-owned foreign enterprises under Chinese law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to us would in turn prevent payments of dividends to our shareholders.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.

Because our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

·	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

·	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

·	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

·	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

·
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

The volatility of and limited trading market in our common stock may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past year, the market price for our common stock has ranged from $0.14 to $1.50. Any future market price for our shares is likely to continue to be very volatile. Further, our common stock is not actively traded, which may amplify the volatility of our stock. These factors may make it more difficult for you to sell shares of common stock.

There is currently no liquid trading market for ENVS’s common stock and ENVS cannot ensure that one will ever develop or be sustained.

There is currently no liquid trading market for ENVS’s common stock. ENVS cannot predict how liquid the market for ENVS’s common stock might become. ENVS’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol “ENVS.” ENVS currently does not satisfy the initial listing standards, and cannot ensure that it will be able to satisfy such listing standards on a higher exchange, or that its common stock will be accepted for listing on any such exchange. Should ENVS fail to satisfy the initial listing standards of such exchanges, or its common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of ENVS’s common stock could suffer, the trading market for ENVS’s common stock may be less liquid and ENVS’s common stock price may be subject to increased volatility.

The registration and potential sale by the selling stockholders of a significant number of shares could encourage short sales by third parties.

There may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares pursuant to this prospectus, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

If the selling stockholders sell a significant number of shares of common stock, the market price of our common stock may decline.

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent weeks, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

Item1B. Unresolved Staff Comments

None.

Item 2. Description of Property

Our corporate headquarters are approximately 1,097 square meters, located at 8/F, No. 1033, Gaopu Road, Gaotang New Building Zone, Tianhe Technology Software Park, Guangzhou City, Guangdong Province, P.R. China. Pursuant to a 2-year lease agreement, our rental payment is $27,000 per year, which is paid annually and will be increased by 8% every subsequent year. This space is adequate for our present and planned future operations. The lease agreement will expire on May 31, 2009 and afterwards the we plan to negotiate a new lease or pay on a month to month basis. No other businesses operate from this office space.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

Holders of 2,500,000 shares of our Common Stock, representing approximately 90.33% of our shares entitled to vote executed a written consent in favor of the name change, adoption of the plan of exchange and reverse split proposals described in an Information Statement on Schedule 14C pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on December 9, 2008.  For more information on these proposals please refer to the Information Statement which has been incorporated by reference.

PART II

Item 5.	Market for Common Equity and Related and Stockholder

Market for Common Stock

Our Common Stock is quoted on the Over the Counter Bulletin Board quotation service, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “ENVS.OB”. Trading in our common stock has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for our common stock for each quarter of the years ended December 31, 2008, 2007 and 2006.

	High	Low
2008
Quarter Ended March 31, 2008	$.37	$.12
Quarter Ended June 30, 2008	$.27	$.15
Quarter Ended September 30, 2008	$.25	$.15
Quarter Ended December 31, 2008	$1.50	$.14

	High	Low
2007
Quarter Ended March 31, 2007	$0.01	$0.05
Quarter Ended June 30, 2007	$0.20	$0.45
Quarter Ended September 30, 2007	$0.10	$0.25
Quarter Ended December 31, 2007	$0.10	$0.20

	High	Low
2006
Quarter Ended March 31, 2006	$0.06	$0.01
Quarter Ended June 30, 2006	$0.11	$0.02
Quarter Ended September 30, 2006	$0.04	$0.01
Quarter Ended December 31, 2006	$0.02	$0.004

On March 11, 2009, the closing price of our Common Stock was $.40 per share.

As of March 11, 2009, there were approximately 135 stockholders of record of our common stock. Our registrar and transfer agent is Guardian Registrar & Transfer Agency, Inc., located at 7951 S.W. 6th Street, Suite #216, Plantation, Florida, 33324. Their telephone number is (954) 915-0105, and their facsimile number is (954) 449-0582.

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

Recent Sales of Unregistered Securities

Pursuant to the Plan of Exchange between the Registrant and Hao Yu, 20,000,000 shares of common stock and 1,350,000 shares of preferred stock with a conversion ratio of 1:50 were issued to Hao Yu Shareholders in consideration of the exchange of shares under the plan.  For more detailed information concerning these issuances please refer to the Current Report on Form 8-K filed on August 1, 2008 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and amended August 13, 2008 which is incorporated by reference.

Item 6. Selected Financial Data

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our magazines on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Critical Accounting Policies and Estimates

The discussion and analysis of Hao Yu’s financial condition presented in this section are based upon the unaudited financial statements of Hao Yu, which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the financial statements, Hao Yu was required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Hao Yu evaluates its estimates and judgments, including those related to investments, fixed assets, income taxes and other contingencies. Hao Yu bases its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” Hao Yu identified the most critical accounting principals upon which its financial status depends. Hao Yu determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. Hao Yu presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on a straight-line basis over the estimated useful lives of property, plant and equipment at an annual rate of 20% with a residual value of 5%.

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

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

As of December 31, 2008 and 2007, the Company had warranty and maintenance reserves of $30,203 and $0, respectively.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Revenues

Gross profits were $1,483,732 and $210,991 for the years ended December 31, 2008 and 2007, respectively, due primarily to sales of information collectors, sensors, digital meteorological stations, and digital analyzing software. We did not record any product returns for the year ended December 31, 2008. The increase in gross revenues by $1,272,741 in 2008 was due primarily to an increase in sales of our specialized products. We expect sales to increase during 2009 as our moves toward implementing our business plan, including the increase in research and development, the increase in marketing budgets.

Income / Loss

We had a net gain of $504,890 and $(113,578) for the years ended December 31, 2008 and 2007, respectively. The increase by $618,468 in net loss in 2008 was due primarily to the increase in sales of $2,910,453, and a subsidy income of $265,421.

We hope to incur profits from operations during fiscal year 2009. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the years ended December 31, 2008 and 2007 were $1,005,112 and $366,546, respectively. The increase in 2008 was due primarily to the increase in selling and administrative expense increasing to $551,826 and $140,639 for 2008 and 2007 respectively. Also, research and development expenses increased from $121,346 in 2007 to $247,101 in 2008. The selling expenses in 2008 were $206,186 compared to $104,561 in 2007. The increase in these operating expenses can be attributed to the overall increase in business.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the year ended December 31, 2008, we had $1,426,721 in cost of goods sold, or 49% of sales revenue. During the year ended December 31, 2007, we had $845,611 in cost of goods sold, or 80% of sales revenue. The lower cost of goods sold as a percentage during 2008 was due to the increase in sales revenue by $1,853,851.

 Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided (used in) by operating activities were $(345,178) for the year ended December 31, 2008, compared to cash flows of $50,039 used in operating activities for the year ended December 31, 2007. Negative cash flows used in operations in 2008 were due primarily to a change in trade receivables by $662,445 and a decrease in trade payables of $581,735. Lesser negative cash flows from operations in 2007 were due primarily to the net loss of $113,578 and the increase in trade payables to $616,129 as compared to $(581,735) for 2008.

Cash flows used in investing activities were $8,304 and $7,471 for the years ended December 31, 2008 and 2007, respectively. This increase in cash flows used in investing is attributable to payments to acquire property, plant, and equipment.

Cash flows provided by financing activities were $272,679 and $123,799 for the years ended December 31, 2008 and 2007, respectively. Cash flows from financing activities in 2008 due primarily to loan proceeds of $439,734 partially offset by the payments of $167,055 to the advance from the director. Cash flows from financing activities in 2007 due primarily to advances from a director in the amount of $123,799.

Overall, we have funded our cash needs from inception through December 31, 2008 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $87,254 on hand and a working capital of $793,225 as of December 31, 2008. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 to sustain operations through year 2009 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our investment portfolio and has no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Foreign Exchange Rates

All of our sales are denominated in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $31,616 and $21,879 in fiscal 2008 and 2007. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, including the net proceeds to us from this offering, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2008	2007

Balance sheet items, except for the registered and paid-up capital as of December 31, 2008 and 2007	USD 0.147:RMB1	USD 0.137:RMB1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the year and December 31, 2008 and the period August 31, 2007 (inception) to December 31, 2007
	USD 0.144:RMB1	USD 0.135:RMB1

Item 8. Financial Statements and Supplementary Data

Financial Summary Information

 Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2008 and 2007

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007

Revenues	$2,910,453	$1,056,602
Cost of Sales	$(1,426,721)	$(845,611)
Gross profit	$1,483,732	$210,991
Operating expenses	$1,005,112	$366,546
(Loss) from operations	$478,619	$(155,555)
Interest expense	$(31,793)	$0
Net income (loss)	$504,890	$(113,578)
Net earning (loss) per share - basic	$0.41	$(0.50)
Net earning per share - diluted	$0.02	N/A

Balance Sheet	As of December 31, 2008	As of December 31, 2007

Cash	$87,254	$136,441
Total current assets	$1,698,557	$1,186,549
Other assets	$51,135	$-
Total Assets	$1,787,779	$1,263,162
Current liabilities	$905,332	$968,588
Long term liabilities	$30,203	$-
Stockholders’ equity	$852,243	$294,574
Total liabilities and stockholders’ equity	$1,787,779	$1,263,162

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Education Technology Inc. and Subsidiaries
Guangzhou, P. R. China

We have audited the accompanying consolidated balance sheet of China Education Technology Inc. and Subsidiaries (formerly Envirosafe Corporation and Subsidiaries)  (the “Company”) as of December 31, 2008 and related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements as of December 31, 2007 and for the year ended December 31, 2007 were audited by other auditors whose reports dated April 10, 2008 and June 30, 2008 expressed an unqualified opinions on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Education Technology Inc. and Subsidiaries (formerly Envirosafe Corporation and Subsidiaries) (a Delaware corporation) as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/Lake & Associates CPA’s LLC
Lake & Associates, CPA’s LLC
Boca Raton Florida
April 10, 2009

20283 State Road 7 Suite #300
  Boca Raton Florida 33498
561-982-9874
Fax 561-982-7985

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	As of December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$87,254	$136,441
Trade receivables	1,224,879	550,046
Other receivables and prepayments	132,978	84,540
Inventories	253,446	415,522

Total current assets	1,698,557	1,186,549

Property, plant and equipment, net	38,087	76,613

Non-current assets:
Warranty receivable	15,633	-
Others	35,502	-

Total non-current assests	51,135	-

Total assets	$1,787,779	$1,263,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable - short term	439,734	$-
Trade payables	106,212	641,689
Other payables and accrued expenses	112,966	132,788
Amount due to a director	35,663	189,087
Income tax payable	210,757	5,024

Total current liabilities	905,332	968,588

Long-term liabilities:
Warranty and maintenance reserves	30,203	-

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 10,000,000 shares authorized,	135	-
1,350,000 and 0 shares issued and outstanding as of December 31, 2008 and 2007
Common stock, $0.0001 par value, 50,000,000 shares authorized,	277	27
2,767,798 and 267,672 shares issued and outstanding as of December 31, 2008 and 2007
Additional paid in captial	122,790	120,774
Statutory and other reserves	69,565	50,803
Accumulated other comprehensive income	76,908	45,292
Retained earnings	582,568	77,678

Total stockholders’ equity	852,243	294,574

Total liabilities and stockholders’ equity	1,787,779	1,263,162

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Years ended December 31,
	2008	2007

Sales	$2,910,453	$1,056,602
Cost of goods sold	(1,426,721)	(845,611)

Gross profit	1,483,732	210,991

Operating expenses
General and administrative expenses	551,826	140,639
Research and development expenses	247,101	121,346
Selling expenses	206,186	104,561

Total operating expenses	1,005,112	366,546

Net operating Income (loss)	478,619	(155,555)

Other income
Subsidy income from the PRC authorities for general operations	265,421	39,847
Interest income	575	130
Interest (expenses)	(31,793)	-
Other income (expenses)	(366)	6,823

Total other income	233,838	46,800

Income before income taxes	712,457	(108,755)
Income taxes	(207,567)	(4,823)

Net Income (loss)	$504,890	$(113,578)

Other comprehensive income
Foreign currency translation adjustment	31,616	21,879

Total comprehensive income (loss)	$536,506	$(91,699)

Earnings (loss) per share
Basic	$0.41	$(0.50)

Diluted	$0.02	N/A

Weighted average number of shares outstanding
Basic	1,309,360	182,869

Diluted	29,434,360	N/A

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Year ended December 31
	2008	2007
Cash flows from operating activities

Net income (loss)	$504,890	$(113,578)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	22,246	28,884
Gain on disposal of fixed assets	39,872	-
Provision for doubtful debts	27,264	28,094
Provision for obsolete inventories	-	24,510
Changes in operating assets and liabilities:
Trade receivables	(662,445)	(464,355)
Other receivables and prepayments	(42,344)	(62,824)
Inventories	192,030	(117,300)
Warranty receivable	(15,633)	-
Other noncurrent assets	(35,502)	-
Warranty and maintenance reserves	30,203	-
Trade payables	(581,735)	616,129
Other payables and accrued expenses	(28,453)	5,577
Income tax payable	204,429	4,824

Net cash flows used in operating activities	(345,178)	(50,039)

Cash flows from investing activities

Payments to acquire property, plant and equipment	(8,304)	(7,471)

Net cash flows used in investing activities	(8,304)	(7,471)

Cash flows from financing activities

Proceeds from short-term loan	439,734	-
Advances from a director	(167,055)	123,799

Net cash flows provided by financing activities	272,679	123,799

Effect of foreign currency translation on cash and cash equivalents	31,616	7,087

Net increase in cash and cash equivalents	(49,187)	73,376

Cash and cash equivalents - beginning of year	136,441	63,065

Cash and cash equivalents - end of year	87,254	136,441

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$31,793	$-
Income taxes	$4,496	$-

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock		Common stock
							Accumulated
					Additional	Statutory	other comprehensive	Retained
	No. of shares	Amount	No. of shares	Amount	paid-in capital	reserves	income	earnings	Total

Balance as of January 1, 2007	-	$-		$120,801		$48,534	$23,413	$193,525	386,273

Foreign currency adjustment							21,879		21,879

Appropriation to reserves						2,269		(2,269)	-

Recapitalization			267,672	(120,774)	120,774				-

Net loss								(113,578)	(113,578)

Balance as of December 31, 2007	-	$-	267,672	$27	$120,774	$50,803	$45,292	$77,678	$294,574

Shares issued to complete reverse acquisition	1,350,000	135	2,500,000	250	2,016				2,401

Shares issued for rounding due to reverse split			126	-					-

Statutory reserves						18,762			18,762

Foreign currency adjustment							31,616		31,616

Net Income								504,890	504,890

Balance as of December 31, 2008	1,350,000	$135	2,767,798	$277	$122,790	$69,565	$76,908	$582,568	$852,243

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
Notes to Audited Condensed Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

1.	Corporate information

Envirosafe Corporation (the “Company”) was incorporated in the state of Delaware in 1996. Its shares were traded on the OTC Bulletin Board of the United States of America.

On October 6, 2008, the Company redomiciled from Delaware to Nevada.  Additionally, on October 9, 2008, the Company’s board of directors authorized and approved a reverse stock split (the “Reverse Split”) of the Company’s common stock on the basis of one share for eight shares currently authorized or issued and outstanding. Accordingly, the number of authorized shares of common stock decreased from 400,000,000 shares to 50,000,000 shares and the number of issued and outstanding shares decreased from 22,141,375 shares to 2,767,672 shares. The Reverse Split was effective on October 31, 2008. The Company has retroactively adjusted all the share information to reflect the reverse stock split in the audited condensed consolidated financial statements.

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

The Exchange and the Transfer have been respectively accounted for as reverse acquisition and recapitalization of the Company and ADDE whereby ADDE is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer) under the Exchange, and Haoyu is deemed to be the accounting acquirer (legal acquiree) and ADDE to be the accounting acquiree (legal acquirer) under the Transfer. The audited condensed consolidated financial statements are in substance those of Haoyu, with the assets and liabilities, and revenues and expenses, of the Company and ADDE being included effective from the respective consummation dates of the Exchange and the Transfer.

On April 3, 2008, the Company changed its corporate name to China Education Technology Inc. to more accurately reflect its business after the Exchange transaction with ADDE and Hao Yu.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
Notes to Audited Condensed Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

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

3. Summary of significant accounting policies

Basis of presentation

The accompanying audited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
Notes to Audited Condensed Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade and other receivables.  As of December 31, 2008 and 2007, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.  The Company had four customers that individually comprised 10% or more of net revenue for the year ended December 31, 2008:

Customer A                                                                                     $767,276 (21%)
Customer C                                                                                     $598,930 (16%)
Customer B                                                                                     $508,395 (14%)
Customer D                                                                                     $399,169 (11%)

Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the year from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable segment.

Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
Notes to Audited Condensed Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, advance to suppliers, inventories, accounts payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
Notes to Audited Condensed Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on a straight-line basis over the estimated useful lives of property, plant and equipment at an annual rate of 20% with a residual value of 5%.

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented

Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
Notes to Audited Condensed Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

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

As of December 31, 2008 and 2007, the Company had warranty and maintenance reserves of $30,203 and $0, respectively.

Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”).  Transactions denominated in currencies other than U.S. dollar are calculated at the average rate for the period.  Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date.  The resulting exchange differences are recorded in the other expenses in the consolidated statement of operations and comprehensive income.

The Company’s subsidiary maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted.  In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
Notes to Audited Condensed Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May, 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
Notes to Audited Condensed Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company's financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending.

4.	Inventories	December 31,	December 31,
		2008	2007
		(Audited)	(Audited)

	Raw materials	$13,330	$20,041
	Finished goods	240,116	436,914

		253,446	456,955
	Provision for obsolete inventories	-	(41,433)

		$253,446	$415,522

Provision for obsolete inventories charged to the statements of operations for the years ended December 31, 2008 and 2007 amounted to $0 and $41,433, respectively.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
Notes to Audited Condensed Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

5. Amount due to a director

The amount is interest-free, unsecured and repayable when the Company is in a position to do so.

6. Secured bank loan

The bank loan is denominated in RMB and repayable within one year.  It carries interest at 110% of the benchmark rate of the People’s Bank of China (the “PBOC”) for six-month to one-year short-term loans per annum.

The bank loan is secured by a guarantee put up by an independent party and a deposit of $21,881 (RMB 150,000) placed with the bank in the name of the guarantor, with no other covenants.  The guarantor received $12,859 from the Company for issuing the guarantee.  The Company had also paid the required deposit to the bank on behalf of the guarantor.  The receivable due from the guarantor was included in other receivables and prepayments under current assets as of December 31, 2008.

7. Commitments and contingencies

The Company had no commitments or contingencies as of December 31, 2008 and 2007.

8. Common stock

On August 1, 2008, the Company issued 2,500,000 shares of its common stock to the sole stockholder of ADDE to consummate the Exchange (see Note 1).

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

10. Income taxes

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for both reporting periods.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2008 as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
Notes to Audited Condensed Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted FIN 48 on January 1, 2007.  The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2008.

11. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	For the years ended
	2008	2007
Numerator:
Total comprehensive income (loss)	$536,506	$(91,699)

Denominator:
Weighted average number of shares outstanding
Basic	1,309,360	182,869

Diluted	29,434,360	N/A

Earnings (loss) per share
Basic	$0.41	$(0.50)

Diluted	$0.02	N/A

The basic and diluted earnings (loss) per share were calculated using the comprehensive income (loss) and the weighted average number of shares outstanding during the reporting periods.  All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange and the Reverse Split.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
FORMERLY ENVIROSAFE CORPORATION
Notes to Audited Condensed Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

12. Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC.  The employer and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the audited condensed statements of income.  The Company contributed $1,040 and $14,404 for the years ended December 31, 2008 and 2007, respectively.

13. Related party transactions

Apart from the transaction as disclosed in note 5 to the audited condensed financial statements, the Company had no other material transactions carried out with its related parties during the reporting periods.

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

	Hardware		Software		Total
	Years ended December 31,		Years ended December 31,		Years ended December 31,
	2008	2007	2008	2007	2008	2007

Revenue from external customers, net of warranty and maintenance reserves	$1,147,160	$869,321	$1,763,293	$187,281	$2,910,453	$1,056,602

All of the Company’s long-lived assets and customers are located in the PRC.

15.	Building Lease

The Company leases it business location.  The lease expires on May 31, 2009.  The monthly lease expense is $2,250.  Total lease expense for the year ended December 31, 2008 was $27,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 21, 2009, Registrant's Board of Directors approved to dismiss PKF CPA (“PKF”) as its independent auditor, and engaged Lake & Associates CPA’s LLC as independent auditor to audit Registrant's financial statements for the year ended December 31, 2008 and to review Registrant's the quarterly reports for 2009. The decision to make the change was approved by Registrant's Board of Directors. The Registrant does not have an audit committee.

Prior to making the decision to retain Lake & Associates CPA’s LLC, the Registrant had no prior relationship with Lake & Associates CPA’s LLC or any of its members.

PKF did not render any audit reports on the Registrant's consolidated financial statements with the exception that PKF was retained as independent auditor to audit ADDE EDUCATION HLDS LTD., a wholly-owned subsidiary of the Registrant incorporated under the laws of Hong Kong Special Administrative Region of People's Republic of China in April 2008. At no time has PKF advised the Registrant of any of the enumerated items described in Item 304(a)(1)(iv) of Regulation S-B.

The Registrant and PKF have not, during the Registrant 's two most recent fiscal years or any subsequent period through the date of PKF's termination, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to PKF's satisfaction, would have caused PKF to make reference to the subject matter of the disagreement in connection with its reports.

The Registrant has requested that PKF furnish a letter addressed to the Securities Exchange Commission stating whether or not PKF agrees with the statements in the 8-K filed with the SEC on February 12, 2009.  A copy of such letter is filed as exhibit 16 on the 8-K filed with the SEC on February 12, 2009.

On October 15, 2008, Registrant's Board of Directors approved to dismiss Traci J. Anderson, CPA as its independent auditor, and engaged PKF CPA as independent auditor to audit Registrant's financial statements for the year ended December 31, 2008 and to review Registrant's the third quarterly report ended September 30, 2008. The decision to make the change was approved by Registrant's Board of Directors. The Registrant does not have an audit committee.

During Registrant's two most recent fiscal years ended December 31, 2007 and 2006, the Registrant did not consult PKF CPAs with respect to any of the matters described in Item 304(a)(2) of Regulation S-K. In April 2008, PKF was retained as independent auditor to audit ADDE EDUCATION HLDS LTD., a wholly-owned subsidiary of the Registrant incorporated under the laws of Hong Kong Special Administrative Region of People's Republic of China.

Traci J. Anderson, CPA's audit reports regarding the Registrant's financial statements for the fiscal years ended December 31, 2007 and 2006, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except that their audit reports for the years ended December 31, 2007 and 2006 contained a going concern qualification.

In connection with the prior audit for the fiscal years ended December 31, 2007 and 2006, and the review for the interim periods ended March 31, 2008 and June 30, 2008, there have been no disagreements with Traci J. Anderson, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Traci J. Anderson, CPA would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods. In addition, Traci J. Anderson, CPA had no disagreements with Registrant for the interim period up to October 15, 2008.

Item 9A. Controls and Procedures

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

 The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

 The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

 (a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2008, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, the positions and offices held with us, and the period during which each served in such positions and offices.  Each director and executive officer serves for a term of one (1) year and until his successor is duly elected and qualified.

DIRECTORS AND OFFICERS

Name	Age	Position	Commenced
Yanbin Guo	42	President, CEO and Director	6/1/2008*
Liena Fu	50	CFO	10/6/2008
Changping Yan	35	Director	6/1/2008*

* Mr. Yanbin Guo and Ms. Changping Yan were appointed to the board effective as of June 1, 2008, the effective date of the resignation of Mr. Guoqiang Zhan as former President.

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Since 2008 Yanbin Guo has been our largest shareholder. He is also our President, CEO and Director. Mr. Guo received his bachelor’s degree in precise instruments from Harbin Industrial University in 1988 and obtained his master’s degree in robot sensoring from the same university in 1991.  He once served as officer in Fu Jian Shi Da Computer Company Guangzhou Office, a public company in China and as IT manager in Guangzhou Wen Dong Technical Company.  From 1998, for three years, Mr. Guo served as the manager of TI Company South China Office.  With a strong technology background and a sound understanding of modern education trends and products, in 2001, Mr. Guo set up Guangzhou Hao Yu Education Technology Company Ltd. for the purpose of specializing in the application technology of precise instruments.  His most recent research focuses on chemical lab equipment, particularly in data collector and sensor technology.

Ms. Liena Fu was Director and Supervisor of Financial Sector in China Construction Bank, Guangdong Branch from 1980 to 1992. Ms. Fu worked in Guangdong Zhongchuang Technology Equipment Lease Company as the chief accountant and vice general manager in charge of financial department from 1992 to 1999. Ms. Fu served as the general manager and financial officer of Guangdong Security Share Company Limited from 1999 to 2007. Ms. Fu is experienced in the laws and regulations in connection with finance, public finance, auditing and taxation in China attributable to her strong financial management background. As the Chief Financial Officer of the Registrant, Ms. Fu will be in charge of internal control of corporate finance, tax planning, fund raising, financing and accounting management. Ms. Fu obtained her bachelor degree of Finance in 1987 from Guangdong Vocational University of Finance, and her Master degree of Commercial Economics in 1998 from Dongbei University of Finance & Economics. Ms. Fu also completed the two-year MBA program in 1998 in Asia (Macau) Public University.

After obtaining her bachelor’s degree in computer applications from ZhongShan University in 1996, Ms. ChangPing Yan served as the principle IT backup for at Taiwan ZhongHua Computer, South China area, and she later joined TELECOM and GaoYang Technology Holding Company to work in sales and customer service.  From 1997 to 2000, Ms. Yan continued her overseas study of accounting in New Zealand.  With extensive PC technology, management experience and capital operation, she set up Guangzhou Hao Yu Education Technology Company Ltd. to engage in, self-develop, and industrialize educational software.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2008. Hao Yu’s Board of Directors held no formal meetings during the period commencing on January 1, 2008 and ending on December 31, 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. We believe that Mr. Guo, Yan Bin still needs to file his Form 3 and Form 4, which are expected to be filed on or before April 20, 2009

Item 11. Executive Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2008 and 2007, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year.

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Guoqiang Zhan former president	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-
Yanbin Guo President, CEO and Director	2008	-	-	-	-	-	-	-	-
Liena Fu CFO	2008	-	-	-	-	-	-	-	-

Employment Contracts

There is no employment agreement in place for the year 2008 between us and Yarbin Guo, our President and chief executive officer.

Stock Option Awards

There were no options granted to our Chief Executive Officer during 2008, 2007 or 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 15, 2009 (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group. As of April 15, 2009, there were 2,767,798 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class

Yanbin Guo RM. 805, Tower B, No. 108 Taojin Dong Road, Yuexiu District Guangzhou, Guangdong P.R. China	2,500,000	90.3%
Changping Yan RM. 302, Tower 7, Baihe Street Jincui Yuan, Li Jiang Garden, Pan Yu District Guangzhou, Guangdong P.R. China	79,032	2.9%
Officers and directors as a group (2 persons)	2,579,032	93.2%

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
(3)
Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of April 15, 2009 plus , (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights, of which none exist.

Item 13. Certain Relationships and Related Transactions

None

Item 14.  Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to us by Traci J. Anderson, CPA and PKF CPA for the years 2007 and Lake & Associates, CPA for year 2008.

Year Ended December 31	2008(2)	2007(3)
	Lake	Anderson/PKF
Audit Fees (1)	$41,000	$10,000
Audit-Related Fees (4)	$--	$35,000
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$41,000	$45,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2008 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2008, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2008.

(3)
The amounts shown in 2007 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2007, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2008.

(4)
Audit-Related Fees. The amount shown hereto relate to the audit of Hao Yu’s annual financial statements for the fiscal years ended December 31, 2007, and 2006 in connection with the acquisition of Hao Yu. These financial statements were audited by PKF CPA.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by the independent accountants during 2008 were pre-approved by our Board of Directors.

Item 15.  Exhibits and Reports on Form 8-K

                     (a)   Exhibits.  The exhibit list required by Item 13 of Form 10-K is provided in the “Index to Exhibits ” located herein, immediately following Item 14.

(b)
Reports on Form 8-K Filed in Last Quarter of Fiscal Year 2008.

An 8-K Filed on March 11, 2008, the Registrant executed a Plan of Exchange, between and among the Registrant, ADDE EDUCATION HLDS LTD., a corporation organized and existing under the laws of Hong Kong Special Administrative Region of People’s Republic of China ("ADDE"), the shareholders of ADDE (the "ADDE Shareholders") and the Majority Shareholder of the Registrant (the "ENVS Shareholders").

An 8-K and related amendment, filed on August 1, 2008, the Registrant executed a Share Exchange, between and among the Registrant, ADDE Education Hlds, Ltd, and Guoqiang Zhan.

An 8-K, filed on August 13, 2008, announcing the appointment of Mr. Liu, Baolong to the position of Chief Financial Officer of the Registrant as approved by the Board of Directors, and effective immediately.

An 8-K, filed on October 9, 2008, announcing the appointment of Ms. Fu, Liena to the position of Chief Financial Officer of the Registrant as approved by the Board of Directors, and effective immediately.

An 8-K, filed on October 21, 2008, dismissing Traci J. Anderson, CPA as its independent auditor, and engaged PKF CPA as independent auditor to audit Registrant's financial statements for the year ended December 31, 2008 and to review Registrant's the third quarterly report ended September 30, 2008. The decision to make the change was approved by Registrant's Board of Directors. The Registrant does not have an audit committee.

INDEX TO EXHIBITS
Exhibit #	Description

3.1	Articles of Incorporation of China Education Technology, Inc. (F.K.A. Envirosafe Corporation) **
3.2	Bylaws of China Education Technology, Inc. (F.K.A. Envirosafe Corporation) **
4.1	See Exhibits 3.1 and 3.2 for the provisions of our Articles of Incorporation and Bylaws that define the rights of holders of our Common Stock
4.2	Specimen of Common Stock Certificate **
14.1	Code of Ethics **
31.1	Rule 13a-14(a)/15d–14(a) Certifications of Yanbin Guo, Chief Executive Officer*
31.2	Rule 13a-14(a)/15d–14(a) Certifications of Liena Fu, Chief Financial Officer *
32.1	Section 1350 Certifications of Yanbin Guo, Chief Executive Officer *
32.2	Section 1350 Certifications of Liena Fu, Chief Financial Officer *
99.1	Cautionary Statements for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995*

* Filed herewith.
**Contained in our Form 10-SB, as filed with the Commission on January 18, 2007.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Education Technology, Inc. (F.K.A. Envirosafe Corporation)

Date: April 15, 2009	By:	/s/ Yanbin Guo
Yanbin Guo

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.