Form 10-Q
period 2009-03-31
CHINA EDUCATION TECHNOLOGY, INC.
filed 2009-05-20
CIK 1015455

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10 Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

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

(8620) 6108-8998 - Tel
(8620) 6108-8999 - Fax
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 19, 2009:     2,767,798

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

INDEX TO FORM 10-Q

PART I                                                                                                                                                                                                                                                                                                         Page No.

Item 1.  Financial Statements                                                                                                                                                                                                                                                                                 2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                          10

Item 4. Controls and Procedures                                                                                                                                                                                                                                                                          10

Item 4T. Controls and Procedures                                                                                                                                                                                                                                                                       10

PART II

Item 1.  Legal Proceedings                                                                                                                                                                                                                                                                                    11

Item 1A. Risk Factors                                                                                                                                                                                                                                                                                            11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                                                                          11

Item 3.  Defaults Upon Senior Securities                                                                                                                                                                                                                                                            11

Item 4.  Submission of Matters to a Vote of Security Holders                                                                                                                                                                                                                        11

Item 5.  Other Information                                                                                                                                                                                                                                                                                     11

Item 6.  Exhibits                                                                                                                                                                                                                                                                                                       11

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CHINA EDUCATION TECHNOLOGY, INC. FINANCIAL STATEMENTS

CHINA EDUCATION TECHNOLOGY, INC.                                                                                                                                                                                                                                               PAGE

Consolidated Balance Sheet                                                                                                                                                                                                                                                                4

Consolidated Statement of Operations                                                                                                                                                                                                                                              5

Consolidated Statement of Cash Flows                                                                                                                                                                                                                                             6

Notes to Consolidated Financial Statements                                                                                                                                                                                                                                    7

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
	March 31, 2009	December 31, 2008
		(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$122,866	$87,254
Trade receivables	1,172,555	1,224,879
Other receivables and prepayments	299,926	132,978
Inventories	291,090	253,446

Total current assets	1,886,437	1,698,557

Property, plant and equipment, net	35,762	38,087

Non-current assets:
Warranty receivable	15,606	15,633
Others	37,279	35,502

Total non-current assests	52,884	51,135

Total assets	$1,975,083	$1,787,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable - short term	438,975	439,734
Trade payables	174,176	106,212
Other payables and accrued expenses	153,652	112,966
Amount due to a director	35,663	35,663
Income tax payable	224,637	210,757

Total current liabilities	1,027,103	905,332

Long-term liabilities:
Warranty and maintenance reserves	26,655	30,203

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 10,000,000 shares authorized,	135	135
1,350,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008)
Common stock, $0.0001 par value, 50,000,000 shares authorized,	277	277
2,767,798 shares issued and outstanding as of March 31,2009 and December 31, 2008)
Additional paid in captial	122,790	122,790
Statutory and other reserves	69,565	69,565
Accumulated other comprehensive income	75,390	76,908
Retained earnings	653,167	582,568

Total stockholders’ equity	921,324	852,243

Total liabilities and stockholders’ equity	1,975,083	1,787,779

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	For the three months ended
	March 31, 2009	March 31, 2008

Sales	$223,865	$1,002,654
Cost of goods sold	(90,207)	(496,021)

Gross profit	133,658	506,633

Operating expenses
General and administrative expenses	51,019	52,499
Research and development expenses	28,564	17,076
Selling expenses	18,603	15,624

Total operating expenses	98,185	85,199

Net operating Income (loss)	35,473	421,434

Other income
Subsidy income from the PRC authorities for general operations	19,571	97,261
Interest income (expenses)	(6,330)	164
Other income (expenses)	35,089	18,174

Total other income	48,330	115,599

Income before income taxes	83,803	537,033
Income taxes	(13,204)	(120,728)

Net Income (loss)	$70,599	$416,305

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,518)	21,412

Total comprehensive income (loss)	$69,081	$437,717

Earnings (loss) per share
Basic	$0.02	$1.64

Diluted	**	$1.64

Weighted average number of shares outstanding
Basic	2,767,798	267,672

Diluted	70,267,798	267,672

** Less than $.01

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	For the three months ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities

Net income (loss)	$70,599	$416,305
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	3,518	8,086
Changes in operating assets and liabilities:
Trade receivables	50,209	87,895
Other receivables and prepayments	(167,178)	(150,500)
Inventories	(38,082)	148,708
Other noncurrent assets	(1,838)	-
Warranty and maintenance reserves	(3,496)	-
Trade payables	68,147	(653,301)
Other payables and accrued expenses	40,876	18,049
Income tax payable	14,244	120,729

Net cash flows used in operating activities	36,999	(4,029)

Cash flows from investing activities

Payments to acquire property, plant and equipment	(1,258)	(7,895)

Net cash flows used in investing activities	(1,258)	(7,895)

Cash flows from financing activities

Capital contribution	-	1,351
Repayment to due to director	-	(79,973)

Net cash flows provided by financing activities	-	(78,622)

Effect of foreign currency translation on cash and cash equivalents	(129)	3,395

Net increase in cash and cash equivalents	35,612	(87,151)

Cash and cash equivalents - beginning of year	87,254	136,441

Cash and cash equivalents - end of year	122,866	49,290

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2008.

2.	ORGANIZATION BACKGROUND

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

3.	DESCRIPTION OF BUSINESS

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

Haoyu also engages in the trading of hardware and computer products such as monitors and computer notebooks.

4.	RECENTLY ISSUED ACCOUNTING STANDARS

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

5.	INVENTORIES	March 31,	December 31,
		2009	2008
		(Unaudited)	(Audited)

	Raw materials	$3,945	$13,330
	Finished goods	287,145	240,116

		291,090	253,446
	Provision for obsolete inventories	-	-

		$291,090	$253,446

The Company had no provision for obsolete inventories charged to the statements of operations for the three months ended March 31, 2009 and for the year ended December 31, 2008.

6.	WARRANTY

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

As of March 31, 2009 and December 31, 2008, the Company had warranty and maintenance reserves of 26,655 and $30,203, respectively.

7.	INCOME TAXES

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for both reporting periods.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2009 as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted FIN 48 on January 1, 2007.  The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of March 31, 2009.

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	For the three months ended
	March 31, 2009	March 31, 2008
Numerator:
Total comprehensive income	$69,081	$437,717

Denominator:
Weighted average number of shares outstanding
Basic	2,767,798	267,672

Diluted	70,267,798	267,672

Earnings (loss) per share
Basic	$0.02	$1.64

Diluted	**	$1.64

** Less than $.01

The basic and diluted earnings (loss) per share were calculated using the comprehensive income (loss) and the weighted average number of shares outstanding during the reporting periods.  All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange and the Reverse Split.

9.	SEGMENT INFORMATION

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

	Hardware		Software		Total
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008	2009	2008

Revenue from external customers, net of warranty and maintenance reserves	$84,115	$418,835	$139,750	$583,819	$223,865	$1,002,654

All of the Company’s long-lived assets and customers are located in the PRC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms "We", the "Company", "CEDT", the "Registrant," or the "Issuer" refers to China Education Technology, Inc., its subsidiaries and predecessors, unless indicated otherwise. We were originally incorporated in Delaware in 1996 as Envirosafe Corporation. On October 6, 2008, our board decided to redomicile from the State of Delaware to the State of Nevada. Their decision was approved by the holders of a majority of the voting rights of our common stock. On April 3, 2009, we changed our name to China Education Technology, Inc. to more accurately reflect our business after the Exchange (as defined below) between ADDE and Haoyu.

We are an investment holding company, whose only asset is a 100% equity interest in ADDE Education Hldgs Limited (“ADDE”). ADDE is a corporation organized and existing under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) and is an investment holding company whose only asset is a 100% equity interest in Guangzhou Haoyu Educational Technology Company Limited (“Haoyu”).  Haoyu was originally established in the PRC on March 27, 2001 as a domestic enterprise.

On March 1, 2008, ADDE entered into an agreement with the then sole stockholder of Haoyu to acquire the stockholder’s entire interest in Haoyu (the “Transfer”) for consideration of 1,000,000 Renminbi (“RMB”).  Haoyu was wholly owned by the spouse of ADDE’s sole stockholder before the consummation of the Transfer.  The Transfer was subsequently approved by the government bureau in May 2008.  Haoyu re-registered as a wholly foreign owned enterprise and obtained its business license in August 2008.

On March 4, 2008, a Plan of Exchange (the “Exchange”) was executed between and among the Company, ADDE, the majority stockholder of the Company and the majority stockholder of ADDE.  The Exchange was consummated on July 31, 2008, pursuant to which 2,500,000 (after taking into account the Reverse Split) shares of the Company’s common stock and 1,350,000 shares of the Company’s preferred stock were issued to the stockholder of ADDE.  Thereafter, ADDE and Haoyu became the Company’s wholly-owned subsidiaries and the former stockholder of ADDE owned 93.2% of the Company’s issued and outstanding shares.

The Exchange and the Transfer have been respectively accounted for as a reverse acquisition and recapitalization of the Company and ADDE whereby ADDE is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer) under the Exchange, and Haoyu is deemed to be the accounting acquirer (legal acquiree) and ADDE to be the accounting acquiree (legal acquirer) under the Transfer. The audited condensed consolidated financial statements are in substance those of Haoyu, with the assets and liabilities, and revenues and expenses, of the Company and ADDE being included effective from the respective consummation dates of the Exchange and the Transfer.

Since the reverse merger was consummated, we have continued operations conducted through Haoyu, which is specializes in the research and development of educational products and technology applications.  Haoyu is located in the Guangzhou Province of the PRC with three manufacture bases for research and development purpose.

The educational software developed by Haoyu is in conformity to the new educational purpose.  The software uses advanced technology of data collection, sensor and wireless control and video imaging, which can virtually upload live media and analyze the information collected.  Our software allows teachers and students to conduct experiments automatically instead of the traditional method by hand.

Haoyu also engages in the trading of hardware and computer products such as monitors and computer notebooks.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Revenues

We had revenues of $223,865 and $1,002,654 for the three months ended March 31, 2009 and 2008, respectively, due primarily to sales of information collectors, sensors, digital meteorological stations, and digital analyzing software. We did not record any product returns for the three months ended March 31, 2009. The decrease in revenues by $778,789 in the first quarter of 2009, compared to the comparable period in 2008, was due primarily to a decrease in sales of our specialized products.

Income / Loss

We had a net income of $70,599 and $416,305 for the three months ended March 31, 2009 and 2008, respectively. The decrease by $345,706 in net income during the three months ended March 31, 2009 was due primarily to the decrease in sales to $223,865. Our subsidy income from the PRC authorities also decreased to $19,571, versus the subsidy income of $97,261 for the comparable period in 2008. In addition, our general and administrative expenses remained constant while our research and development expenses increased by $11,488 in the first quarter of 2009.

We hope to incur profits from operations during fiscal year 2009. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended March 31, 2009 and 2008 were $98,185 and $85,199 respectively. The increase in the first quarter of 2009 was due primarily to the increase in research and development expenses to $28,564 in the first quarter of 2009, from $17,076 during the comparable period in 2008. The selling expenses were $18,603 in the first quarter of 2009, increased by $2,979 compared to the selling expenses of $15,624 in the comparable period of 2008. The increase in these operating expenses can be attributed to the implementation of our business plan.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the three months ended March 31, 2009, we had $90,207 in cost of goods sold, or 38.6% of sales revenue. During the three months ended March 31, 2008, we had $496,021 in cost of goods sold, or 49.5% of sales revenue. The lower cost of goods sold as a percentage of sales revenues during the first quarter of 2009 was due to the decrease in sales of our specialized products which had low gross margin.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $36,999 for the three months ended March 31, 2009, compared to cash flows of $4,029 used in operating activities for the three months ended March 31, 2008. Positive cash flows from operations in 2009 were due primarily to the net income of $70,599, the collection of trade receivables of $50,209, and the increase in trade payables, other payables and accrued expenses by $68,147 and $40,876, respectively, partially offset by the increase in other receivables and prepayments by $167,178. Negative cash flows used in operations during the first quarter of 2008 were due primarily to the net income of $416,305 offset by the increase in other receivables and prepayments by $150,500, and the decrease in trade payables by the amount of $653,301.

Cash flows used in investing activities were $1,258 and $7,895 for the three months ended March 31, 2009 and 2008, respectively, attributable to payments to acquire property, plant, and equipment for both periods.

We had no cash flows from financing activities during the three months ended March 31, 2009, compared to cash flow of $78,622 used in financing activities for the three months ended March 31, 2008. Cash flows used in financing activities during the three months ended March 31, 2008 were due primarily to repayments of $79,973 to the advance from a director.

Overall, we have funded our cash needs from inception through March 31, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $122,866 on hand and a working capital of $859,334 as of March 31, 2009. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 to sustain operations through year 2009 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

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

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 1A.   RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2008 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

We do not have any other information to report.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906

(b) Report on Form 8-K Filed in First Quarter of Fiscal Year 2009

1.
An 8-K and related amendment filed on February 12, 2009 and February 26, 2009, dismissing PKF CPA as its independent auditor, and engaged Lake & Associates CPA’s LLC as independent auditor to audit Registrant's financial statements for the three months ended March 31, 2009  and to review Registrant's quarterly reports for 2009. The decision to make the change was approved by Registrant's Board of Directors. The Registrant does not have an audit committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION TECHNOLOGY, INC. (Registrant)

Date: May 19, 2009	By:	/s/ Yan Bin Guo
Yan Bin Guo President, Chief Executive Officer