Form 10-Q
period 2009-06-30
CHINA EDUCATION TECHNOLOGY, INC.
filed 2009-08-19
CIK 1015455

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission file number   000-52407

CHINA EDUCATION TECHNOLOGY, INC.
(F.K.A. ENVIROSAFE CORPORATION)
(Name of Small Business Issuer in its Charter)

[Missing Graphic Reference]

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of August 19, 2009:24,767,798
Number of shares of preferred stock outstanding as of August 19, 2009:     910,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated financial statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I. FINANCIAL INFORMATION

ITEM I	PAGE
ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4. CONTROLS AND PROCEDURES ITEM 4T. CONTROL AND PROCEDURES	11 11

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ITEM 1A. RISK FACTORS	12 12

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS	12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM 5. OTHER INFORMATION	12

ITEM 6. EXHIBITS	12

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CHINA EDUCATION TECHNOLOGY, INC. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CHINA EDUCATION TECHNOLOGY, INC.                                                                                                                     PAGE

Unaudited Consolidated Balance Sheets                                                                                                                  4

Unaudited Consolidated Statements of Operations                                           5

Unaudited Consolidated Statements of Cash Flows                                           6

Notes to Unaudited Consolidated Financial Statements                                        7

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
		(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$68,575	$87,254
Trade receivables, net	1,487,450	1,224,879
Other receivables and prepayments	271,191	132,978
Inventories	221,802	253,446

Total current assets	2,049,017	1,698,557

Property, plant and equipment, net	32,372	38,087

Non-current assets:
Warranty receivable	15,611	15,633
Others	37,291	35,502

Total non-current assests	52,901	51,135

Total assets	$2,134,291	$1,787,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable - short term	-	439,734
Trade payables	300,464	106,212
Other payables and accrued expenses	164,193	112,966
Amount due to a director	35,663	35,663
Income tax payable	315,108	210,757

Total current liabilities	815,428	905,332

Long-term liabilities:
Warranty and maintenance reserves	23,167	30,203

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 10,000,000 shares authorized,	91	135
910,000 shares issued and outstanding as of June 30, 2009 and 1,350,000 shares issued and outstanding as of December 31, 2008
Common stock, $0.0001 par value, 50,000,000 shares authorized,	2,477	277
24,767,798 shares issued and outstanding as of June 30, 2009 and 2,767,798 shares issued and outstanding as of December 31, 2008
Additional paid in captial	120,634	122,790
Statutory and other reserves	69,565	69,565
Accumulated other comprehensive income	75,734	76,908
Retained earnings	1,027,194	582,568

Total stockholders’ equity	1,295,696	852,243

Total liabilities and stockholders’ equity	2,134,291	1,787,779

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Sales	$747,595	$878,547	$971,460	$1,881,201
Cost of goods sold	(307,678)	(442,694)	(397,885)	(938,715)

Gross profit	439,917	435,853	573,576	942,486

Operating expenses
General and administrative expenses	51,736	57,563	102,755	110,062
Research and development expenses	18,111	45,355	46,675	62,431
Selling expenses	7,024	19,838	25,626	35,462

Total operating expenses	76,871	122,756	175,057	207,955

Net operating Income (loss)	363,046	313,097	398,519	734,531

Other income
Subsidy income from the PRC authorities for general operations	80,738	67,528	100,309	164,789
Interest income (expenses)	(3,200)	(14,132)	(9,530)	(13,968)
Other income (expenses)	(191)	264	34,898	18,438

Total other income	77,348	53,660	125,678	169,259

Income before income taxes	440,394	366,757	524,196	903,790
Income taxes	(66,367)	(100,351)	(79,571)	(221,079)

Net Income (loss)	$374,027	$266,406	$444,626	$682,711

Other comprehensive income (loss)
Foreign currency translation adjustment	345	17,497	(1,173)	38,909

Total comprehensive income (loss)	$374,372	$283,903	$443,453	$721,620

Earnings (loss) per share
Basic	$0.05	$0.22	$0.09	$0.55

Diluted	$0.01	$0.01	$0.01	$0.02

Weighted average number of shares outstanding
Basic	7,656,687	1,309,360	5,212,242	1,309,360

Diluted	70,267,798	29,434,360	70,267,798	29,434,360

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THESIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	For the six months ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities

Net income (loss)	$444,626	$682,711
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	6,920	16,720
Changes in operating assets and liabilities:
Trade receivables	(264,292)	(403,055)
Other receivables and prepayments	(138,400)	(504,975)
Inventories	31,288	230,306
Other noncurrent assets	(1,838)	-
Warranty and maintenance reserves	(6,994)	-
Trade payables	194,401	(662,355)
Other payables and accrued expenses	51,382	(38,283)
Income tax payable	104,647	411,432

Net cash flows used in operating activities	421,740	(267,499)

Cash flows from investing activities

Payments to acquire property, plant and equipment	(1,259)	(8,259)

Net cash flows used in investing activities	(1,259)	(8,259)

Cash flows from financing activities

Proceeds from (repayment to) short-term loan	(439,117)	437,375
Capital contribution	-	11,351
Repayment to due to director	-	(129,143)

Net cash flows provided by financing activities	(439,117)	319,583

Effect of foreign currency translation on cash and cash equivalents	(43)	(38,439)

Net increase in cash and cash equivalents	(18,679)	5,386

Cash and cash equivalents - beginning of year	87,254	136,441

Cash and cash equivalents - end of year	68,575	141,827

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4,  “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, ” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

5. INVENTORIES

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$3,946	$13,330
Finished goods	217,856	240,116

	221,802	253,446
Provision for obsolete inventories	-	-

	$221,802	$253,446

The Company had no provision for obsolete inventories charged to the statements of operations for the six months ended June 30, 2009 and for the year ended December 31, 2008.

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

As of June 30, 2009 and December 31, 2008, the Company had warranty and maintenance reserves of $23,167 and $30,203, respectively.

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

8.	PREFERRED STOCK

On June 10, 2009, 440,000 shares of preferred stock were converted into 22,000,000 shares of common stock.

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

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	For three months ended		For six months ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Total comprehensive income (loss)	$374,372	$283,903	$443,453	$721,620

Earnings (loss) per share
Basic	$0.05	$0.22	$0.09	$0.55

Diluted	$0.01	$0.01	$0.01	$0.02

Weighted average number of shares outstanding
Basic	7,656,687	1,309,360	5,212,242	1,309,360

Diluted	70,267,798	29,434,360	70,267,798	29,434,360

The basic and diluted earnings (loss) per share were calculated using the comprehensive income (loss) and the weighted average number of shares outstanding during the reporting periods.  All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange and the Reverse Split.

10.	SEGMENT INFORMATION

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

	Hardware		Software		Total
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008	2009	2008

Revenue from external customers, net of warranty and maintenance reserves	$284,406	$368,032	$463,189	$510,515	$747,595	$878,547

	Hardware		Software		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008	2009	2008

Revenue from external customers, net of warranty and maintenance reserves	$368,521	$786,867	$602,939	$1,094,334	$971,460	$1,881,201

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein.

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

Since the reverse merger was consummated, we have continued operation conducted through Haoyu, which is specializes in the research and development of educational products and technology applications.  Haoyu is located in the Guangzhou Province of the PRC with three manufacture bases for research and development purpose.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Revenues

Gross profits were $439,917 and $435,853 for the three months ended June 30, 2009 and 2008, respectively, due primarily to sales of information collectors, sensors, digital meteorological stations, and digital analyzing software. We did not record any product returns for the three months ended June 30, 2009. The increase in gross profits by $4,064 in 2009 is due primarily to the decrease in cost of goods sold for our specialized products.

Gross profits were $573,576 and $942,486 for the six months ended June 30, 2009 and 2008, respectively, due primarily to sales of information collectors, sensors, digital meteorological stations, and digital analyzing software. We did not record any product returns for the six months ended June 30, 2009. The decrease in gross profits by $368,910 in 2009 is due primarily to the decrease in sales for our specialized products.

Income / Loss

We had a net gain of $374,027 and $266,406 for the three months ended June 30, 2009 and 2008, respectively. The increase by $107,621 in net income for the three months ended June 30, 2009 compared to June 30, 2008 is due primarily to the decrease in operating expenses by $45,885, and an increase in subsidy income of $13,210, a decrease in interest expense in the amount of $10,932. Also, our income taxes decreased by $33,984 for the three months ended June 30, 2009.

We had a net gain of $444,626 and $682,711 for the six months ended June 30, 2009 and 2008, respectively. The decrease by $238,085 in net income for the six months ended June 30, 2009 compared to June 30, 2008 is due primarily to the decrease in sales in the amount of $909,741.

We hope to continue to incur profits from operations during fiscal year 2009. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended June 30, 2009 and 2008 were $76,871 and $122,756 respectively. The decrease of $45,885 in operating expenses for the three months ended June 30, 2009 compared to June 30, 2008 is due primarily to the decrease in research and development costs in the amount of $27,244. Additionally offset by a decrease in selling expenses in the amount of $12,814.The decrease in these operating expenses can be attributed to the decrease in overall sales.

Operating expenses for the six months ended June 30, 2009 and 2008 were $175,057 and $207,955 respectively. The decrease of $32,898 in operating expenses for the six months ended June 30, 2009 compared to June 30, 2008 is due primarily to the decrease in research and development costs in the amount of $15,756. Additionally offset by a decrease in selling expenses in the amount of $9,836.The decrease in these operating expenses can be attributed to the decrease in overall sales in the amount of $909,741.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the three months ended June 30, 2009, we had $307,678 in cost of goods sold, or 41.2% of sales revenue. During the three months ended June 30, 2008, we had $442,694 in cost of goods sold, or 50.6% of sales revenue. The lower cost of goods sold as a percentage during the three months ended June 30, 2009 was due to the decrease in sales revenue by $130,952.

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the six months ended June 30, 2009, we had $397,885 in cost of goods sold, or 41% of sales revenue. During the six months ended June 30, 2008, we had $938,715 in cost of goods sold, or 50% of sales revenue. The lower cost of goods sold as a percentage during the six months ended June 30, 2009 was due to the decrease in sales revenue by $909,741.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided (used in) by operating activities were $421,740 for the six months ended June 30, 2009, compared to cash flows of $(267,499) used in operating activities for the six months ended June 30, 2008. Negative cash flows used in operations in 2008 were due primarily to trade payables in the amount of $(662,355), additionally offset by other receivables and prepayments in the amount of $(504,975). Positive cash flows from operations in the six months 2009 were due primarily to other payables in the amount of $194,401 and the increase in trade payables to $194,401 as compared to $(662,355) for 2008.

Cash flows used in investing activities were $(1,259) and $(8,259) for the six months ended June 30, 2009 and 2008, respectively. This change in cash flows used in investing is attributable to payments to acquire property, plant, and equipment.

Cash flows provided by (used in) financing activities were $(439,117) and $319,583 for the six months ended June 30, 2009 and 2008, respectively. Cash flows used in financing activities in 2009 were due primarily to repayments of $439,117 to a short-term loan.

Overall, we have funded our cash needs from inception through June 30, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $68,575 on hand and a working capital of $1,233,589 as of June 30, 2009. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 to sustain operations through year 2009 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the consolidated financial statements.

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2008.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 10, 2009, 440,000 shares of preferred stock were converted into 22,000,000 shares of common stock.

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

We have not had any submissions of matters to a vote of security holders.

ITEM 5.      OTHER INFORMATION

We do not have any other information to report.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906

Reports on Form 8-K

(b) None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION TECHNOLOGY, INC. (Registrant)

Date: August 18, 2009	By:	/s/ Yan Bin Guo
Yan Bin Guo President, Chief Executive Officer