Form 10-Q
period 2009-09-30
CHINA EDUCATION TECHNOLOGY, INC.
filed 2009-11-19
CIK 1015455

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of November 18, 2009:24,767,798
Number of shares of preferred stock outstanding as of November 18, 2009:     910,000

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	September 30, 2009	December 31, 2008
		(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$101,958	$87,254
Trade receivables, net	1,270,924	1,224,879
Inventories	377,450	253,446
Prepayments	649,680	132,978
Other receivables	113,986	-
Refundable deposit	220,823	-

Total current assets	2,734,821	1,698,557

Property, plant and equipment, net	243,070	38,087

Non-current assets:
Warranty receivable	15,617	15,633
Others	37,306	35,502

Total non-current assests	52,923	51,135

Total assets	$3,030,815	$1,787,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term note payable	732,172	439,734
Trade payables	314,455	106,212
Other payables and accrued expenses	196,222	112,966
Amount due to a director	35,663	35,663
Income tax payable	299,794	210,757

Total current liabilities	1,578,305	905,332

Long-term liabilities:
Warranty and maintenance reserves	19,819	30,203

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 10,000,000 shares authorized,	91	135
910,000 shares issued and outstanding as of June 30, 2009 and 1,350,000 shares issued and outstanding as of December 31, 2008
Common stock, $0.0001 par value, 50,000,000 shares authorized,	2,477	277
24,767,798 shares issued and outstanding as of June 30, 2009 and 2,767,798 shares issued and outstanding as of December 31, 2008
Additional paid in captial	120,634	122,790
Statutory and other reserves	69,565	69,565
Accumulated other comprehensive income	76,095	76,908
Retained earnings	1,163,828	582,568

Total stockholders’ equity	1,432,690	852,243

Total liabilities and stockholders’ equity	3,030,815	1,787,779

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Sales	$194,821	$695,307	$1,166,281	$2,576,508
Cost of goods sold	(33,843)	(231,858)	(431,728)	(1,170,573)

Gross profit	160,978	463,449	734,553	1,405,935

Operating expenses
General and administrative expenses	68,735	126,551	171,490	236,613
Research and development expenses	-	43,762	46,675	106,193
Selling expenses	8,313	19,545	33,939	55,007

Total operating expenses	77,047	189,858	252,104	397,813

Net operating Income (loss)	83,931	273,591	482,450	1,008,122

Other income
Subsidy income from the PRC authorities for general operations	84,460	68,778	184,769	233,567
Interest income (expenses)	(7,360)	(8,886)	(16,890)	(22,854)
Other income (expenses)	20	194	34,918	18,632

Total other income	77,119	60,086	202,797	229,345

Income before income taxes	161,050	333,677	685,247	1,237,467
Income taxes	(24,415.8)	(74,473)	(103,987)	(295,552)

Net Income (loss)	$136,634	$259,204	$581,260	$941,915

Other comprehensive income (loss)
Foreign currency translation adjustment	360	651	(813)	39,560

Total comprehensive income (loss)	$136,994	$259,855	$580,447	$981,475

Earnings (loss) per share
Basic	$0.01	$0.10	$0.05	$0.37

Diluted	**	**	$0.01	$0.01

Weighted average number of shares outstanding
Basic	24,767,798	2,680,388	11,730,761	2,560,790

Diluted	70,267,798	70,180,388	70,267,798	70,060,790

** Less than $.01

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	For the nine months ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities

Net income (loss)	$581,260	$941,915
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	16,116	25,079
Provision for doubtful debts		23,055
Provision for obsolete inventories		2,424
Changes in operating assets and liabilities:
Trade receivables	(47,247)	(786,533)
Inventories	(124,253)	142,293
Prepayments	(516,833)	(216,993)
Other receivables	(113,986)
Refundable deposits	(220,823)
Other noncurrent assets	(1,839)	-
Warranty and maintenance reserves	(10,355)	-
Trade payables	208,347	(630,528)
Other payables and accrued expenses	83,364	18,412
Income tax payable	89,243	288,819

Net cash flows used in operating activities	(57,006)	(192,057)

Cash flows from investing activities

Payments to acquire property, plant and equipment	(221,136)	(8,094)

Net cash flows used in investing activities	(221,136)	(8,094)

Cash flows from financing activities

Proceeds from (repayment to) short-term loan	292,869	428,639
Cash acquired from the exchange	-	13,532
(Repayment to) a director	-	(197,355)

Net cash flows provided by financing activities	292,869	244,816

Effect of foreign currency translation on cash and cash equivalents	(23)	9,788

Net increase in cash and cash equivalents	14,704	54,453

Cash and cash equivalents - beginning of year	87,254	136,441

Cash and cash equivalents - end of year	101,958	$190,894

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$20,501	$10,451
Income taxes	$1,368	$6,733

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2008.

2.	ORGANIZATION BACKGROUND

China Education Technology Inc. (the “Company”) was incorporated in the state of Delaware in 1996. Its shares were traded on the OTC Bulletin Board of the United States of America.

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

The Company and its subsidiaries are hereinafter referred to as (the "Company").

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)

    5. INVENTORIES

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$3,947	$13,330
Finished goods	373,503	240,116

	377,450	253,446
Provision for obsolete inventories	-	-

	$377,450	$253,446

The Company had no provision for obsolete inventories charged to the statements of operations for the nine months ended September 30, 2009 and for the year ended December 31, 2008.

6. PREPAYMENTS

The balances of $649,680 and $132,978 as of September 30, 2009 and December 31, 2008, respectively, represent prepaid goods, supplies and other items used in packaging of the products.

7.	REFUNDABLE DEPOSIT

The balance of 220,823 as of September 30, 2009 represents the deposit to an independent party, which acts as a guarantor issuing the guarantee to the Company in connection with a short-term loan from a bank. (see Note 10)

8.	WARRANTY

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

As of September 30, 2009 and December 31, 2008, the Company had warranty and maintenance reserves of $19,819 and $30,203, respectively.

9.	INCOME TAXES

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for both reporting periods.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2009 as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted FIN 48 on January 1, 2007.  The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of September 30, 2009.

10.	SHORT-TERM NOTE PAYABLE

The short-term note payable was the loan from a bank denominated in RMB and repayable within one year.  It carries annual interest at 6.903%, which is determined by the benchmark rate of 5.31% in the People’s Bank of China (the “PBOC”) for six-month to one-year short-term loans per annum, and the floating rate of 30%.

The bank loan is secured by a guarantee put up by an independent party, as well as a real estate with the market value of approximately $295,000 deposited to the bank as collateral.  The guarantor received $220,823 from the Company for issuing the guarantee. The receivable due from the guarantor was recorded as refundable deposit under current assets as of September 30, 2009.

11.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	For three months ended		For nine months ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Net income (loss)	$136,634	$259,204	$581,260	$941,915

Earnings (loss) per share
Basic	$0.01	$0.10	$0.05	$0.37

Diluted	**	**	$0.01	$0.01

Weighted average number of shares outstanding
Basic	24,767,798	2,680,388	11,730,761	2,560,790

Diluted	70,267,798	70,180,388	70,267,798	70,060,790

** Less than $.01

The basic and diluted earnings (loss) per share were calculated using the net income (loss) and the weighted average number of shares outstanding during the reporting periods.  All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange and the Reverse Split.

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

	Hardware		Software		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008	2009	2008

Revenue from external customers, net of warranty and maintenance reserves	$1,571	$368,032	$193,250	$510,515	$194,821	$878,547

	Hardware		Software		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008	2009	2008

Revenue from external customers, net of warranty and maintenance reserves	$370,092	$786,867	$796,189	$1,094,334	$1,166,281	$1,881,201

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Revenues

We had revenues of $194,821 and $695,307 for the three months ended September 30, 2009 and 2008, respectively, due primarily to sales of information collectors, sensors, digital meteorological stations, and digital analyzing software. We did not record any product returns for the three months ended September 30, 2009. The decrease in gross profits by $500,486 in the three months ended September 30, 2009 is due primarily to the decrease in sales of our specialized products.

We had revenues of $1,166,281 and $2,576,508 for the nine months ended September 30, 2009 and 2008, respectively, due primarily to sales of information collectors, sensors, digital meteorological stations, and digital analyzing software. We did not record any product returns for the nine months ended September 30, 2009. The decrease in gross profits by $1,410,227 in 2009 is due primarily to the decrease in sales for our specialized products.

Income / Loss

We had a net gain of $136,634 and $259,204 for the three months ended September 30, 2009 and 2008, respectively. The decrease by $122,570 in net income for the three months ended September 30, 2009 compared to September 30, 2008 is due primarily to the decrease in overall sales of our products.

We had a net gain of $581,260 and $941,915 for the nine months ended September 30, 2009 and 2008, respectively. The decrease by $360,655 in net income for the nine months ended September 30, 2009 compared to September 30, 2008 is due primarily to the decrease in overall sales of our products.

We hope to continue to incur profits from operations during fiscal year 2009. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended September 30, 2009 and 2008 were $77,047 and $189,858 respectively. The decrease of $112,811 in operating expenses for the three months ended September 30, 2009 compared to September 30, 2008 is due primarily to the decrease in research and development costs in the amount of $43,762. Our selling expenses also decreased in the amount of $11,232. The decrease in these operating expenses can be attributed to the decrease in overall sales.

Operating expenses for the nine months ended September 30, 2009 and 2008 were $252,104 and $397,813 respectively. The decrease by $145,709 in operating expenses for the nine months ended September 30, 2009 compared to the same period ended September 30, 2008 is due primarily to the decrease in research and development costs in the amount of $59,518. Additionally, we had decrease in general and administrative expenses in the amount of $65,123. The decrease in these operating expenses can be attributed to the decrease in overall sales.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the three months ended September 30, 2009, we had $33,843 in cost of goods sold, or 17.37% of sales revenue. During the three months ended September 30, 2008, we had $231,858 in cost of goods sold, or 33.34% of sales revenue. The lower cost of goods sold as a percentage during the three months ended September 30, 2009 was due to the decrease in sales revenue by $500,486.

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the nine months ended September 30, 2009, we had $431,728 in cost of goods sold, or 37.02% of sales revenue. During the nine months ended September 30, 2008, we had $1,170,573 in cost of goods sold, or 45.43% of sales revenue. The lower cost of goods sold as a percentage during the nine months ended September 30, 2009 was due to the decrease in sales revenue by $1,410,227.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows (used in) operating activities were $(57,006) for the nine months ended September 30, 2009, compared to cash flows of $(192,057) used in operating activities for the nine months ended September 30, 2008. Negative cash flows from operations for the nine months ended September 30, 2009 were due primarily to the net income of $581,260, plus the increase in trade payables by $208,347, partially offset by the increases in prepayments by $516,833, the increase in other receivables by $113,986, the increase in refundable deposits by $220,823, and the increase in inventories by $124,253. Negative cash flows from operations for the nine months ended September 30, 2008 were due primarily to the net income of $941,915 and the decrease in inventories by $142,293, partially offset by the increase in trade receivables by $786,533, the increase in prepayment by $216,993 and the decrease in trade payables by $630,528.

Cash flows (used in) investing activities were $(221,136) and $(8,094) for the nine months ended September 30, 2009 and 2008, respectively. This change in cash flows used in investing is attributable to payments to acquire property, plant, and equipment.

Cash flows provided by financing activities were $292,869 and $244,816 for the nine months ended September 30, 2009 and 2008, respectively. Cash flows from financing activities in 2009 were due primarily to proceeds from short term loan in the amount of $292,869.

Overall, we have funded our cash needs from inception through September 30, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $101,958 on hand and a working capital of $1,156,516 as of September 30, 2009. Currently, we have enough cash to fund our operations for about nine months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2009 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our business plan.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

We have not had any sales of unregistered securities.

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

CHINA EDUCATION TECHNOLOGY, INC. (Registrant)

Date: November 18, 2009	By:	Yan Bin Guo
Yan Bin Guo President, Chief Executive Officer