Form 10-K
period 2009-12-31
CHINA EDUCATION TECHNOLOGY, INC.
filed 2010-05-14
CIK 1015455

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________ to _________

Commission file number   000-52407

CHINA EDUCATION TECHNOLOGY, INC.
 (Name of Small Business Issuer in Its Charter)

NEVADA                                                                       94-3251254
(State or Other Jurisdiction of                         (I.R.S. Employer Identification No.)
                                                                                       Incorporation of Organization)

8/F, Tower B, National Software Industry Zone,
Gao Tang Xin Jian Zone, Tian He District
Guangzhou, P.R. China  510663
(Address of principal executive offices)

(8620) 6108-8998 - Tel
(8620) 6108-8999 - Fax
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 per share
Preferred Stock, par value $.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]                                No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [  ]                                No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2009 were $1,130,662.

The aggregate market value of the voting stock and non-voting common equity on May 11, 2010 (consisting of Common Stock, $0.0001 par value per share) held by non-affiliates was approximately $32,959 based upon the most recent sales price for such Common Stock on said date ($0.0325). On May 11, 2010, there were 26,767,798 shares of our Common Stock issued and outstanding, of which approximately 1,014,122 shares were held by non-affiliates.

Number of shares of preferred stock, par value $.0001, outstanding as of May 11, 2010:         870,000
Number of shares of common stock, par value $.0001, outstanding as of May 11, 2010:    26,767,798

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

Item 1.   Description of Business

History

As used herein the terms "We", the "Company", "CEDT", the "Registrant," or the "Issuer" refers to Envirosafe Corporation, its subsidiary and predecessors, unless indicated otherwise. We were originally incorporated in Delaware in 1996 as Envirosafe Corporation. On October 6, 2008, our board decided to redomicile from the State of Delaware to the State of Nevada. Their decision was approved by the holders of a majority of the voting rights of our common stock. On April 3, 2009, we changed our name to China Education Technology, Inc. to more accurately reflect our business after the Exchange (as defined below) between ADDE and Haoyu.

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

Business Description

The Company is devoted to the innovation and modernization of Chinese education. It is located in the TianHe Software Zone, Guangzhou, under which there are three manufacturing bases of R&D and six modernization production lines. The Company set up branches and offices in mainland China and established labs in Beijing Normal University, Capital Normal University, East China Normal University, South China Normal University, and GuangXi Normal University.  It also cooperates with other foreign universities and institutes.

The Company is a high-tech company specializing in the R&D of education products and technology applications. The brand names “Discover the World,” a portable multimedia system, and the “Learn and Test” computer application for students maintain a strong reputation in China. The Company also participated in the research of PDA applications in education, which provide not only the theory but also the service support in connection with informative education.

After only a few years, the Company has obtained ISO9001 recognition. With a strong educational background, extensive cooperative resources and a professional team, the Company has become one of the leading education modernizers in China and in its approach to the international education technology industry.

The Company is equipped with a professional team with extensive experience. Most of the team has participated in drafting industry benchmarks and has a comprehensive understanding of foreign and domestic lab facilities. Moreover, the Company has a developed customer service group which provides us with a competitive advantage in the industry.

Along with the development of comprehensive educational research, service and product programs, the Company has also strives to develop scientific and technological innovations and research resulting in educational products and services for our core business. The Company resolves to develop and have its own intelligent property rights in their mission to produce one of the most advanced information-based educational products all around the world. This company is currently developing a new phase for China’s national teaching and information construction. This program not only provides great benefits to schools, but it may also encourage a profound social interest and a deep educational reform.

In 2002, the Company developed and produced a range of “Learn and Test” functional calculators and obtained a certificate of new technology from Guangdong Education Equipment Center.  In 2003, the Company obtained certification from the Guangdong Information Industry Bureau. Later in 2003, the “Learn and Test” calculator program also obtained similar certification from the Guangdong Information Industry Bureau.  The Company’s science calculators, the XK-150 and XK-80 were highly recommended in 2003 by the education departments of Guangdong, Guangxi, Yunnan, Shanxi, Xinjiang, Hebei and Shangai among others.  The Company also registered a trademark for “Explore the World” in 2003 and had it approved by the National Trademark Bureau.  In 2003, the Company registered the software of its multifunctional collector system and the patent thereof.  In 2004, the president of the Company, Mr. Yanbin Guo, was nominated as an engineering consultant for chemistry education materials edited by Beijing Normal University and the Company began to produce chemistry and physics products for high schools.  The Company also applied for and obtained a patent for its new sensor technology in 2005.  Finally, also in 2005, the Company registered their experimental system software called “Explore the World” which was also approved by the Guangzhou Software Association.

Detail of the Company’s Operations

The experimental systems developed by the Company are in conformity to the “new educational purpose” of China. The Company’s products use advanced technology for data collection, sensor and wireless control and video imaging which can virtually upload live experiments and analyze the information collected.

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

The Company currently has four product categories.  These include:

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
o Functions and features of digital analyzing software (for primary schools)
· Digital display:  digital form, stimulator form (finger), curve
· Trigger alarm:  collect data above or below the set number, music has been triggered, including 100 kinds of interesting sounds, and can be edited freely
· Sound play:  can play all sound that formed from different digitals
· Automatic calculations:  can calculate the average rate curve, the difference between the two points, and the difference between the maximum and minimum automatically
· May designate any time difference between two points, the countdown to the time difference (frequency) and amplitude difference, the interface background, observation, gridlines, data, text color can be set freely
· Can be collected through experimental data output to Excel for a more in-depth analysis and application
o Functions and features of digital analyzing software (for high schools)
· Digital display:  digital form, stimulator form (finger), curve in real time
· System can collect 1-3 group sensor data automatically, simultaneously, and continuously and unread data can also be entered into the sensor manually
· Built-in harmonic-frequency generator can be set; the second, third, fourth, fifth and sixth homonym output can be produced and displayed simultaneously
· The curve on the screen can be rolling, zooming and lessening up and down, left and right, or choose to observe freely
· Can be collected by the experimental data output to Excel from a more in-depth analysis and application

The Company’s education system is composed of four parts:  (1) the core operating system, of which the multimedia information collector, “Discover the World,” is the core system.  It is small but has three working modules and adaptable functions; (2) system accessories—there are approximately 60 categories of sensors; (3) application software that connects the computer and hardware of the system to strengthen the experimental information collection and data processing; and (4) accessories selection through which the user may set up a webcam for distant learning.

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

·
Automatic recognition on sensors.  “Discover the World” collectors may identify more than 50 different sensors automatically, whether developed by the Company or other domestic or foreign manufacturers.  This new function is designed related to the requirement of educational technical innovation.  It relieves the workload for teachers and students to complete the complex identification and setting, which lowers the difficulty in the experiment process and spares more time to focus on the result.  Up until now, among other similar Chinese products, only “Discover the World” can realize the automatic identification.

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

Where the Company is Headed

Our strategies for achieving continued success include:

·	Being first in new technological innovations
·	Providing a high quality and stable product
·	Improving our marketing efforts in exhibitions and local media

The Company’s sources of revenues

The revenues of the Company’s educational system operations will come from increased usage of its products and the development of new technological innovations for sale.

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

Products competing with the Company’s educational system include:

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

the Company’s “Discover the World” product captures 20% of the market.  The Company was the first manufacturer to develop this product, and the product is stable and maintains a high reputation based on foreign technology and cooperation with many universities in China.  However, it lacks advertisements on exhibitions and local media.

Competitive Advantages and Strategy

Currently, there are similar products used in the world. The two main manufacturers in the US are TI company and PASCO company while Shan Dong Yuan Da and Beijing Kemingyuan have a more mature technology on product development in China. The digital education system named “Discover the World” developed by the Company has the following competitive advantages:

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

Existing Facilities

The Company is located in TianHe Software Zone, Guangzhou Province, People’s Republic of China.  It has also set up other branches and offices in mainland China and established labs in Beijing Normal University, Capital Normal University, East China Normal University, South China Normal University, and GuangXi Normal University.  The Company also cooperates with other foreign universities and institutes.

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

 Intellectual Property

The Company’s product is developed by the Company independently, and all techniques are owned by the Company, including all intelligent property rights of “Discover the World,” the palm synthesized scientific laboratory system.  the Company has a patent on the appearance and design of its sensor, distance sensor, power sensor and special experiment car for kinetics.  It also has a patent for the all powerful data collector, and a copyright on the computer software for “Discover the World.”

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

Employees

As of December 31, 2009, we have approximately 40 employees, consisting of 6 employees in the administrative and financing department, 15 marketing and sales personnel, 3 quality inspectors, 14 employees in the research and development department, and 2 employees in the purchasing department. None of our personnel are represented under collective bargaining agreements and we believe that we have good relations with our employees.

Item 1A.                      Risk Factors

Investing in CEDT’s common stock involves a high degree of risk.  Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this annual report, before purchasing shares of CEDT’s common stock.  There are numerous and varied risks, known and unknown, that may prevent the Registrant from achieving its goals.  The risks described below are not the only ones CEDT will face.  If any of these risks actually occurs, CEDT’S business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of CEDT’s common stock could decline and investors in CEDT’s common stock could lose all or part of their investment.  The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to CEDT, material risks related to CEDT’s industry and material risks related to companies that undertake a public offering or seek to maintain a class of securities that is registered or traded on any exchange or over-the-counter market.

CEDT’s future revenues will be derived from the sale of its technologically advanced educational products in several cities of Guangdong Province and elsewhere.  There are numerous risks, known and unknown, that may prevent CEDT from achieving its goals including, but not limited to, those described below.  Additional unknown risks may also impair CEDT’s financial performance and business operations.  CEDT’s business, financial condition and/or results of operations may be materially adversely affected by the nature and impact of these risks.  In such case, the market value of CEDT’s securities could be detrimentally affected, and investors may lose part or all of their investment. Please refer to the information contained under “Business” in this report for further details pertaining to CEDT’s business and financial condition.

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

Our corporate actions are substantially controlled by the management.

As a result of the share exchange transaction, the management of the Company currently owns approximately 84.35% of our outstanding common shares, representing approximately 84.35% of our voting power. The management could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in the management, elections of our board of directors will generally be within the control of the management. On the other hand, it may therefore be difficult for United States investors to monitor the performance of management. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with the management. As such, it would be extremely difficult for shareholders to propose and have approved proposals not supported by the Management. There can be no assurances that matters voted upon by the management will be viewed favorably by all shareholders of our company.

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

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we will be required to include an auditor’s report on internal controls over financial reporting for the year ended December 31, 2009. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

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

The public market for our common stock has historically been very volatile. Over the past year, the market price for our common stock has ranged from $0.02 to $1.53. Any future market price for our shares is likely to continue to be very volatile. Further, our common stock is not actively traded, which may amplify the volatility of our stock. These factors may make it more difficult for you to sell shares of common stock.

There is currently no liquid trading market for CEDT’s common stock and CEDT cannot ensure that one will ever develop or be sustained.

There is currently no liquid trading market for CEDT’s common stock. CEDT cannot predict how liquid the market for CEDT’s common stock might become. CEDT’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol “CEDT.” CEDT currently does not satisfy the initial listing standards, and cannot ensure that it will be able to satisfy such listing standards on a higher exchange, or that its common stock will be accepted for listing on any such exchange. Should CEDT fail to satisfy the initial listing standards of such exchanges, or its common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of CEDT’s common stock could suffer, the trading market for CEDT’s common stock may be less liquid and CEDT’s common stock price may be subject to increased volatility.

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

Item1B.  Unresolved Staff Comments

None.

Item 2.  Description of Property

Our corporate headquarters are approximately 1,097 square meters, located at 8/F, No. 1033, Gaopu Road, Gaotang New Building Zone, Tianhe Technology Software Park, Guangzhou City, Guangdong Province, P.R. China. Pursuant to a 2-year lease agreement, which expired on May 31, 2009. And we extended the lease contract at May 25, 2009, according the new contract, the rent expenses are $34,412 per year which is paid annually and will be increase by 8% every subsequent year. This space is adequate for our present and planned future operations. The lease agreement will expire on May 31, 2009 and afterwards we plan to negotiate a new lease or pay on a month to month basis. No other businesses operate from this office space.

Item 3.  Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Common Stock is quoted on the Over the Counter Bulletin Board quotation service, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “CEDT.OB”. Trading in our common stock has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for our common stock for each quarter of the years ended December 31, 2009 and 2008.

	High	Low

2009
Quarter Ended March 31, 2009	$0.21	$0.21
Quarter Ended June 30, 2009	$0.70	$0.70
Quarter Ended September 30, 2009	$0.20	$0.20
Quarter Ended December 31, 2009	$0.08	$0.08

2008
Quarter Ended March 31, 2008	$1.68	$1.52
Quarter Ended June 30, 2008	$1.44	$1.44
Quarter Ended September 30, 2008	$1.20	$1.20
Quarter Ended December 31, 2008	$1.50	$1.50

On May 11, 2010, the closing price of our Common Stock was $0.031 per share.

As of May 11, 2010, there were approximately 135 stockholders of record of our common stock. Our registrar and transfer agent is Guardian Registrar & Transfer Agency, Inc., located at 7951 S.W. 6th Street, Suite #216, Plantation, Florida, 33324. Their telephone number is (954) 915-0105, and their facsimile number is (954) 449-0582.

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

Preferred stock

Simultaneously upon the change of the domicile of the Company from Delaware to Nevada, we created Convertible Preferred Stock in the amount of 10,000,000 shares having par value of $0.0001 each. The designation, powers, including voting rights, preferences and any qualifications, limitations, or restrictions of the Preferred Stock of Corporation, and the conversion procedures from preferred stock to common stock are set forth as follows:

(1)	Conversion into Common Stock.

(a)
Right to Convert. Each share of Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after one year from the date of issuance (the “Conversion Date”) into fifty (50) shares of fully paid and non-assessable shares of Common Stock (the “Conversion Ration”).

(b)
Mechanics of Conversion. Before any holder shall be entitled to convert, he shall surrender the certificate or certificates representing Convertible Preferred Stock to be converted, duly endorsed or the Corporation or of any transfer agent, and shall give written notice to the Corporation at such office that he elects to convert the same. The Corporation shall, as soon as practicable thereafter, issue a certificate or certificates for the number of shares of Common Stock to which the holder shall be entitled. The Corporation shall, as soon as practicable after delivery of such certificates, or such agreement and indemnification in the case of a lost, stolen or destroyed certificate, issue and deliver to such holder of Convertible Preferred Stock a certificate or certificates for the number of shares of Common Stock to which such holder is entitled as aforesaid and a check payable to the holder in the amount of any cash amounts payable as the result of a conversion into fractional shares of Common Stock. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Convertible Preferred Stock to be converted.

(c)	Adjustment to Conversion Ratio.

(i)
Merger or Reorganization. In case of any consolidation or merger of the Corporation as a result of which holder of Common Stock become entitled to receive other stock or securities or property, or in case of any conveyance of all or substantially all of the assets of the Corporation to another corporation, the Corporation shall mail to each holder of Convertible Preferred Stock at least thirty (30) days prior to the consummation of such event a notice thereof, and each such holder shall have the option to either (i) convert such holder’s shares of Convertible Preferred Stock into shares of Common Stock pursuant to this Section 3 and thereafter receive the number of shares of stock or other securities or property to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Convertible Preferred Stock would have been entitled upon such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 4 (a). Unless otherwise set forth by the Board of Directors, the Conversion Ratio shall not be affected by a stock dividend or subdivision (stock split) on the Common Stock of the corporation, or a stock combination (reverse stock split) or stock consolidation by reclassification of the Common Stock. However, once the Convertible Preferred Stock has been converted to Common Stock, it shall be subject to all corporate actions that affect or modify the common stock.

(d)
No Impairment. The Corporation will not, by amendment of its Articles of Incorporation, this Certificate of Designation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 4 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Convertible Preferred Stock against impairment.

(e)
Certificate as to Adjustments. Upon the occurrence of each adjustment or readjustment of the Conversion Ratio of the Convertible Preferred Stock pursuant to this Section 3, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and furnish to each holder of Convertible Preferred Stock a certificate setting forth such adjustment or readjustment and the calculation on which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Convertible Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (i) such adjustment and readjustment, (ii) the Conversion Ratio for the Convertible Preferred Stock at the time in effect and (iii) the number of share of Common Stock and the amount, if any, of other property which at the time would be received upon the conversion of the Convertible Preferred Stock.

(f)
Notice of Record Date. In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend which is the same as cash dividends paid in previous quarter) or other distribution, the Corporation shall mail to each holder of Convertible Preferred Stock at least ten (10) days prior to the date specified herein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend or distribution.

(g)
Common Stock Reserve. The corporation shall reserve and keep available out of its authorized but unissued Common Stock such number of shares of Common Stock as shall from time to time be sufficient to effect conversion of the Convertible Preferred Stock.

(2)
Voting Rights. Except as otherwise required by law, the holders of Convertible Preferred Stock and the holders of Common Stock shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote as follows: (i) the holders of each series of Preferred Stock shall have one vote for each full share of Common Stock into which a share of such series would be convertible on the record date for the vote, or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited; and (ii) the holders of Common Stock shall have one vote per share of Common Stock held as of such date.

(3)
Reissuance. No share or shares of Convertible Preferred Stock acquired by the Corporation by reason of conversion, all such shares thereafter shall be returned to be the status of unissued shares of Convertible Preferred Stock of the Corporation.

As of May 11, 2010, we had 870,000 shares of convertible preferred stock issued and outstanding.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our product on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

As of December 31, 2009 and 2008, the Company had warranty and maintenance reserves of $50,976 and $30,203, respectively.

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

Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to 5% of gross amount of current trade receivables.  Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Revenues

Gross profits were $1,017,314 and $2,910,453 for the years ended December 31, 2009 and 2008, respectively, due primarily to sales of information collectors, sensors, digital meteorological stations, and digital analyzing software. We did not record any product returns for the year ended December 31, 2009. The decrease in gross revenues by $1,893,139 in 2009 was because the government educational department reduced the input in digital labs of schools, resulting in the decrease in customers demand.

Income / Loss

We had net income of $62,215 and $504,890 for the years ended December 31, 2009 and 2008, respectively. The net income during 2009 was attributable to our efficient control in operating expenses, which were reduced tremendously in 2009, offsetting the negative impact from our sale revenues dropped.

Expenses

Operating expenses for the years ended December 31, 2009 and 2008 were $803,899 and $1,005,112, respectively. The decrease in 2009 was due primarily to the research and development expenses decreased from $247,100 in 2008 to $85,046 in 2009. The selling expenses in 2009 were $90,425 compared to $206,186 in 2008. The decrease was partially offset by the increase in general and administrative expense to $628,428 from $551,826 in 2008. The decrease in these operating expenses in 2009 could be attributed to the overall decrease in sales.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the year ended December 31, 2009, we had $306,310 in cost of goods sold, or 30% of sales revenue. During the year ended December 31, 2008, we had $1,426,721 in cost of goods sold, or 49% of sales revenue. The lower cost of goods sold as a percentage of sales revenue during 2009 was due to the signaficant decrease in total sales revenue.

 Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $296,270 and $345,178 for the years ended December 31, 2009 and 2008, respectively. Negative cash flows used in operations in 2009 were due primarily to the increase in prepayments and refundable deposits by $356,137 and $220,755, respectively, partially offset by the net income of $63,215 and the increase in trade payables by $165,892. Negative cash flows from operations in 2008 were due primarily to the increase in trade receivable and prepayments by $662,445 and $42,344, respectively, plus the decrease in trade payables by $581,735, partially offset by the net income of $504,890, the decrease in inventories by $192,030 and the increase in income tax payable by $204,429.

Cash flows used in investing activities were $115,668 and $8,304 for the years ended December 31, 2009 and 2008, respectively, attributable to payments to acquire property, plant, and equipment for both years.

Cash flows provided by financing activities were $354,369 and $272,679 for the years ended December 31, 2009 and 2008, respectively. Positive cash flows from financing activities in 2009 were attributable to the proceeds from short-term loan of $292,779, plus $61,590 due to a director. Cash flows from financing activities in 2008 were due primarily to the short-term loan proceeds of $439,734, offset by the payments of $167,055 to the advance from the director.

Overall, we have funded our cash needs from inception through December 31, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $29,656 on hand and a working capital of $766,854 as of December 31, 2009. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 to sustain operations through year 2010 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency loss of $662 in 2009, compared to net foreign currency gain of $31,616 in fiscal 2008. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

	2009	2008
Balance sheet items, except for the registered and paid-up capital as of December 31, 2009 and 2008	USD 0.146:RMB 1	USD 0.147:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2009 and 2008	USD 0.146:RMB 1	USD 0.144:RMB 1

Item 8.  Financial Statements and Supplementary Data

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2009 and 2008

Statements of Operations
	2009		2008

Revenues		$1,017,314	$2,910,453
Cost of Sales		$(306,310)	$(1,426,721)
Gross profit		$711,005	$1,483,732
Operating expenses		$803,899	$1,005,112
Income from operations		$(92,894)	$478,620
Interest expense		$(32,955)	$(31,793)
Net income		$63,215	$504,890
Net income per common share – basic		$0.01	$0.39
Net income per common share - diluted	$	< 0.01	$0.02

Balance Sheet	As of December 31, 2009

Cash	$29,656
Total current assets	$1,935,552
Property, plant and equipment, net	$131,867
Other assets	$67,050
Total Assets	$2,134,470
Current liabilities	$1,168,698
Long term liabilities	$50,976
Stockholders’ equity	$914,796
Total liabilities and stockholders’ equity	$2,134,470

INDEX TO FINANCIAL STATEMENTS

Page

Audited Condensed Consolidated Balance Sheets	F-4
Audited Condensed Consolidated Statements of Operations And Comprehensive Income	F-5
Audited Condensed Consolidated Statements of Cash Flows	F-6
Audited Condensed Consolidated Statements of Stockholders’ Equity	F-7
Notes to Unaudited Financial Statements	F-8 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Education Technology Inc.

We have audited the accompanying consolidated balance sheets of China Education Technology Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2009 and 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Logistics, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
May 12, 2010

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
AUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS
	2009	2008
Current assets:
Cash and cash equivalents	$29,656	$87,254
Trade receivables, net	822,926	1,224,879
Inventories	372,971	253,446
Prepayments	483,812	132,978
Other receivables	5,339	-
Refundable deposit	220,849	-

Total current assets	1,935,552	1,698,557

Property, plant and equipment, net	131,867	38,087

Non-current assets:
Warranty receivable	-	15,633
Others	67,050	35,502

Total non-current assests	67,050	51,135

Total assets	$2,134,470	$1,787,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term note payable	732,257	439,734
Trade payables	272,083	106,212
Salary payable	4,936	-
Other payables and accrued expenses	32,865	112,966
Amount due to a director	97,279	35,663
Income tax payable	29,277	210,757

Total current liabilities	1,168,698	905,332

Long-term liabilities:
Warranty and maintenance reserves	50,976	30,203

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 10,000,000 shares authorized,	87	135
870,000 shares and 1,350,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively
Common stock, $0.0001 par value, 50,000,000 shares authorized,	2,677	277
26,767,798 shares and 2,767,798 shares issued and outstanding as of December 31, 2009 and 2008, respectively
Additional paid in captial	120,438	122,790
Statutory and other reserves	69,565	69,565
Accumulated other comprehensive income	76,246	76,908
Retained earnings	645,782	582,568

Total stockholders’ equity	914,796	852,243

Total liabilities and stockholders’ equity	2,134,470	1,787,779

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
AUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the Years Ended
	December 31, 2009	December 31, 2008

Sales	$1,017,314	$2,910,453
Cost of goods sold	(306,310)	(1,426,721)

Gross profit	711,005	1,483,732

Operating expenses
General and administrative expenses	628,428	551,826
Research and development expenses	85,046	247,100
Selling expenses	90,425	206,186

Total operating expenses	803,899	1,005,112

Net operating Income (loss)	(92,894)	478,620

Other income
Subsidy income from the PRC authorities for general operations	184,710	265,421
Interest income (expenses)	(32,955)	(31,218)
Other income (expenses)	34,907	(366)

Total other income	186,662	233,837

Income before income taxes	93,768	712,457
Income taxes	(30,554)	(207,567)

Net Income (loss)	$63,215	$504,890

Other comprehensive income (loss)
Foreign currency translation adjustment	(662)	31,616

Total comprehensive income (loss)	$62,553	$536,506

Earnings (loss) per share
Basic	$0.01	$0.39

Diluted	**	$0.02

Weighted average number of shares outstanding
Basic	8,903,626	1,309,360

Diluted	70,267,798	29,434,360

** Less than $.01

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
AUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	Preferred Stock		Common stock
							Accumulated
					Additional	Statutory	other comprehensive	Retained
	No. of shares	Amount	No. of shares	Amount	paid-in capital	reserves	income	earnings	Total

Balance as of January 1, 2007	-	$-		$120,801		$48,534	$23,413	$193,525	386,273

Foreign currency adjustment							21,879		21,879

Appropriation to reserves						2,269		(2,269)	-

Recapitalization			267,672	(120,774)	120,774				-

Net loss								(113,578)	(113,578)

Balance as of December 31, 2007	-	$-	267,672	$27	$120,774	$50,803	$45,292	$77,678	$294,574

Shares issued to complete reverse acquisition	1,350,000	135	2,500,000	250	2,016				2,401

Shares issued for rounding due to reverse split			126	-					-

Statutory reserves						18,762			18,762

Foreign currency adjustment							31,616		31,616

Net Income								504,890	504,890

Balance as of December 31, 2008	1,350,000	$135	2,767,798	$277	$122,790	$69,565	$76,908	$582,568	$852,243

Conversion of preferred stock	(480,000)	(48)	24,000,000	2,400	(2,352)				-

Foreign currency adjustment							(662)		(662)

Net Income								63,215	63,215

Balance as of December 31, 2009	870,000	$87	26,767,798	$2,677	$120,438	$69,565	$76,246	$645,783	$914,796

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
AUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the Years Ended
	December 31, 2009	December 31, 2008

Cash flows from operating activities

Net income (loss)	$63,215	$504,890
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	21,895	22,246
Gain on disposal of fixed assets	-	39,872
Provision for doubtful debts	(15,247)	27,264
Changes in operating assets and liabilities:
Trade receivables	415,971	(662,445)
Inventories	(119,693)	192,030
Other receivables and prepayments	(356,137)	(42,344)
Refundable deposits	(220,755)
Warranty receivable	15,613	(15,633)
Other noncurrent assets	(31,566)	(35,502)
Warranty and maintenance reserves	20,790	30,203
Trade payables	165,892	(581,735)
Salary payable	4,934	-
Other payables and accrued expenses	(79,960)	(28,453)
Income tax payable	(181,221)	204,429

Net cash flows used in operating activities	(296,270)	(345,178)

Cash flows from investing activities

Payments to acquire property, plant and equipment	(115,668)	(8,304)

Net cash flows used in investing activities	(115,668)	(8,304)

Cash flows from financing activities

Proceeds from (repayment to) short-term loan	292,779	439,734
Due to (repayment to) a director	61,590	(167,055)

Net cash flows provided by financing activities	354,369	272,679

Effect of foreign currency translation on cash and cash equivalents	(30)	31,616

Net increase in cash and cash equivalents	(57,598)	(49,187)

Cash and cash equivalents - beginning of year	87,254	136,441

Cash and cash equivalents - end of year	29,656	$87,254

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$32,761	$31,793
Income taxes	$10,449	$4,496

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

Envirosafe Corporation and its wholly-owned subsidiaries, ADDE and Haoyu, are hereafter referred to as (the “Company”).

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

Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to 5% of gross amount of current trade receivables.

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

There was no provision for obsolete inventories recorded by the Company as of December 31, 2009 and 2008, respectively.

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
Impairment of long-lived assets

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

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

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, prepayments, inventories, accounts payable, other payables and accrued liabilities.

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

As of December 31, 2009 and 2008, the Company had warranty and maintenance reserves of $50,976 and $30,203, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade and other receivables.  As of December 31, 2009 and 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.  The Company had three customers that individually comprised 10% or more of gross revenue for the year ended December 31, 2009:

Shenzhen Jiaoyi euqipment co.                                                      $396,808 (34%)
Guangzhou Guangyu Digital Tech co.                                            $346,383 (29%)
Shenzhen Xundatong Tech co.                                                        $330,765 (17%)

Recently issued accounting pronouncements

Fair Value Measurements and Disclosures

(Accounting Standards Update (“ASU”) 2010-06)

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.   As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

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

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative).  The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended

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

4.	INVENTORIES

	As of December 31,
	2009	2008

Raw materials	$7,243	$13,330
Finished goods	365,728	240,116

	372,971	253,446
Provision for obsolete inventories	-	-

	$372,971	$253,446

There was no provision for obsolete inventories recorded by the Company as of March 31, 2010 and December 31, 2009, respectively.

5.	PREPAYMENTS

The balances of $483,812 and $132,978 as of December 31, 2009 and December 31, 2008, respectively, represented prepaid goods, supplies and other items used in packaging of the products.

6.	REFUNDABLE DEPOSIT

The balance of 220,849 as of December 31, 2009 represents the deposit to an independent party, which acts as a guarantor issuing the guarantee to the Company in connection with a short-term loan from a bank. (see Note 8)

7.	WARRANTY

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

As of December 31, 2009 and 2008, the Company had warranty and maintenance reserves of $50,976 and $30,203, respectively.

8.	SHORT-TERM NOTE PAYABLE

The short-term note payable was the loan from a bank denominated in RMB and repayable within one year.  It carries annual interest at 6.903%, which is determined by the benchmark rate of 5.31% in the People’s Bank of China (the “PBOC”) for six-month to one-year short-term loans per annum, and the floating rate of 30%.

The bank loan is secured by a guarantee put up by an independent party, as well as a real estate with the market value of approximately $295,000 deposited to the bank as collateral.  The guarantor received $220,849 from the Company for issuing the guarantee. The receivable due from the guarantor was recorded as refundable deposit under current assets as of December 31, 2009.

9.	AMOUNT DUE TO A DIRECTOR

The balances due to a director represented unsecured advances which are interest-free and repayable on demand. As of December 31, 2009 and 2008, the balances of due to a director are $97,279 and $35,663, respectively.

10.	COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingencies as of December 31, 2009 and 2008.

11.	CAPITAL STOCK

The preferred stock of the Company, at the option of the holder, is convertible at any time after one year from the date of issuance into 50 shares of fully paid and non-assessable shares of common stock without further consideration.  The holders of preferred stock are entitled to vote together with the common stock on all matters presented to a vote on an as converted basis, which is each preferred shares convertible into 50 shares of common stock.  The dividends on outstanding shares of preferred stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on common shares with respect to the same dividend period.  The board of directors is empowered to fix and determine the designations, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof.

As of December 31, 2009, 480,000 shares of the Company’s preferred stock had been converted into 24,000,000 shares of the Company’s common stock, per the request of the preferred stock holders.

12.	INCOME TAXES

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for both reporting periods.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2009 as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted FIN 48 on January 1, 2007.  The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2009.

13.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	For the years ended
	2009	2008
Numerator:
Net income (loss)	$62,553	$536,506

Denominator:
Weighted average number of shares outstanding
Basic	8,903,626	1,309,360

Diluted	70,267,798	29,434,360

Earnings (loss) per share
Basic	$0.01	$0.39

Diluted	$0.00	0.02

The basic and diluted earnings (loss) per share were calculated using the net income (loss) and the weighted average number of shares outstanding during the reporting periods.  All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange and the Reverse Split.

14.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all qualified employees in the PRC.  The employer and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the audited condensed statements of income.  The Company contributed $11,710 and $1,040 for the years ended December 31, 2009 and 2008, respectively.

15.	RELATED PARTY TRANSACTIONS

Apart from the transaction as disclosed in note 9 to the audited condensed financial statements, the Company had no other material transactions carried out with its related parties during the reporting periods.

16.	SEGMENT INFORMATION

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

	Hardware		Software		Total
	Years ended December 31,		Years ended December 31,		Years ended December 31,
	2009	2008	2009	2008	2009	2008

Revenue from external customers, net of warranty and maintenance reserves	$506,519	$1,147,160	$624,143	$1,763,293	$1,130,662	$2,910,453

All of the Company’s long-lived assets and customers are located in the PRC.

17.	BUILDING LEASE

The Company leases it business location.  The lease expires on May 31, 2009.  The monthly lease expense is $3,822.  Total lease expense for the year ended December 31, 2009 was $19,112.

18.	SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on May 12, 2010. There are no subsequent events through May 12, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 21, 2009, Registrant's Board of Directors approved to dismiss PKF CPA (“PKF”) as its independent auditor, and engaged Lake & Associates CPA’s LLC as independent auditor to audit Registrant's financial statements for the year ended December 31, 2009 and to review Registrant's the quarterly reports for 2009. The decision to make the change was approved by Registrant's Board of Directors. The Registrant does not have an audit committee.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

DIRECTORS AND OFFICERS

Name	Age	Position
Yanbin Guo	43	President, CEO, and Director
Liena Fu	51	CFO
Changping Yan	36	Director

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Yanbin Guo, President, CEO, and Director – 43

Yanbin Guo has been our largest shareholder since 2008. He is also our President, CEO and Director. Mr. Guo received his bachelor’s degree in precise instruments from Harbin Industrial University in 1988 and obtained his master’s degree in robot sensoring from the same university in 1991.  He once served as officer in Fu Jian Shi Da Computer Company Guangzhou Office, a public company in China and as IT manager in Guangzhou Wen Dong Technical Company.  From 1998, for three years, Mr. Guo served as the manager of TI Company South China Office.  With a strong technology background and a sound understanding of modern education trends and products, in 2001, Mr. Guo set up Guangzhou Hao Yu Education Technology Company Ltd. for the purpose of specializing in the application technology of precise instruments.  His most recent research focuses on chemical lab equipment, particularly in data collector and sensor technology.

Liena Fu, CFO – 51

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

Ms. Changping Yan, Director – 36

After Ms. Changping Yan obtained her bachelor’s degree in computer applications from ZhongShan University in 1996, she served as the principle IT backup for at Taiwan ZhongHua Computer, South China area, and she later joined TELECOM and GaoYang Technology Holding Company to work in sales and customer service.  From 1997 to 2000, Ms. Yan continued her overseas study of accounting in New Zealand.  With extensive PC technology, management experience and capital operation, she set up Guangzhou Hao Yu Education Technology Company Ltd. to engage in, self-develop, and industrialize educational software.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2009. The Company’s Board of Directors held no formal meetings during the period commencing on January 1, 2009 and ending on December 31, 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2009. We believe that all of these filing requirements were satisfied by our executive officer, director and by the beneficial owners of more than 10% of our Common Stock.

Item 11. Executive Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2009, 2008 and 2007, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year.

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Yanbin Guo President, CEO & Director	2009 2008	- -	- -	- -	- -	- -	- -	- -	- -
	2007	-	-	-	-	-	-	-	-

Liena Fu CFO	2009 2008	- -	- -	- -	- -	- -	- -	- -	- -
	2007	-	-	-	-	-	-	-	-

Changping Yan Director	2009 2008	- -	- -	- -	- -	- -	- -	- -	- -
	2007	-	-	-	-	-	-	-	-

Employment Contracts

There is no employment agreement in place for the year 2009 between us and Yanbin Guo, our President and Chief Executive Officer.

Stock Option Awards

There were no options granted to our Chief Executive Officer during 2009, 2008 or 2007.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of May 11, 2010 (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group. As of May 11, 2010, there were 26,767,798 shares of Common Stock issued and outstanding.

Title of Class	Name	Number of Shares Owned(1)	Percent of Class (1)

Preferred	Yanbin Guo Rm.805, Tower B, No.108, TaoJin Dong Road, YueXiu District, Guangzhou, P.R. China	214,000	24.60%

Preferred	Changping Yan Rm.302, Tower 7, BaiHe St., JinCui Yuan, Li Jiang Garden, PanYu District, Guangzhou, P.R. China	444,000	51.03%
Preferred	JPF Securities Law LLC Escrow account 19720 Jetton Road, Suite 300 Cornelius, NC 28031	120,000 (3)	13.79%

Preferred	All directors, nominees, and executive officers as a group (three people)	658,000	75.63%

Common	Yanbin Guo Rm.805,Tower B, No.108, TaoJin Dong Road, YueXiu District, Guangzhou, P.R. China	12,500,000	46.70%

Common	Changping Yan Rm.302, Tower 7, BaiHe St., JinCui Yuan, Li Jiang Garden, PanYu District, Guangzhou, P.R. China	10,079,032	37.65%

Common	All directors, nominees, and executive officers as a group (three people)	22,579,032	84.35%

(1) Calculation based on 870,000 preferred shares and 26,767,798 common shares issued and outstanding as of May 11, 2010, respectively.
(2) Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.
(3) The shares held in JPF Securities Law LLC Escrow account represented the collateral shares for the promissory note, dated March 4, 2008, signed by Ms. Changping Yan. The beneficial owner of the collateral shares is Guoqiang Zhan, our former president.

Item 13. Certain Relationships and Related Transactions

None

Item 14.  Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC (“Lake”), for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009(2)	2008(3)
	Lake	Lake
Audit Fees (1)	$27,500	$41,000
Audit-Related Fees (4)	$--	$--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Service	$27,500	$41,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2009, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2010.

(3)
The amounts shown in 2008 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2008, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2009.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by the independent accountants during 2009 were pre-approved by our Board of Directors.

Item 15.  Exhibits and Reports on Form 8-K

(a)    Exhibits.  The exhibit list required by Item 13 of Form 10-K is provided in the “Index to Exhibits” located herein, immediately following Item 14.

(b)           Reports on Form 8-K Filed in Last Quarter of Fiscal Year 2009.

None

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

CHINA EDUCATION TECHNOLOGY, INC.

Date: May 13, 2010	/s/ Yanbin Guo
Yanbin Guo
President