Form 10-Q
period 2010-03-31
CHINA EDUCATION TECHNOLOGY, INC.
filed 2010-05-20
CIK 1015455

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	♦
Non-accelerated filer	♦(Do not check if a smaller reporting company)
Accelerated filer	♦
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

Number of shares of preferred stock, par value $.0001, outstanding as of May 18, 2010:          870,000
Number of shares of common stock, par value $.0001, outstanding as of May 18, 2010:      26,767,798

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

ITEM 1. FINANCIAL STATEMENTS

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS
	March 31, 2010	December 31, 2009
Current assets:		Audited
Cash and cash equivalents	$41,074	$29,656
Trade receivables, net	796,868	822,926
Inventories	412,893	372,971
Prepayments	483,947	483,812
Other receivables	2,475	5,339
Refundable deposit	220,910	220,849

Total current assets	1,958,167	1,935,552

Property, plant and equipment, net	123,909	131,867

Non-current assets:
Others	67,069	67,050

Total non-current assests	67,069	67,050

Total assets	$2,149,145	$2,134,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term note payable	732,461	732,257
Trade payables	272,158	272,083
Salary payable	4,395	4,936
Other payables and accrued expenses	94,172	32,865
Amount due to a director	97,297	97,279
Income tax payable	29,044	29,277

Total current liabilities	1,229,527	1,168,698

Long-term liabilities:
Warranty and maintenance reserves	44,308	50,976

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 10,000,000 shares authorized,	87	87
870,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009
Common stock, $0.0001 par value, 50,000,000 shares authorized,	2,677	2,677
26,767,798 shares issued and outstanding as of March 31, 2010 and December 31, 2009
Additional paid in captial	120,438	120,438
Statutory and other reserves	69,565	69,565
Accumulated other comprehensive income	76,512	76,246
Retained earnings	606,031	645,783

Total stockholders’ equity	875,311	914,796

Total liabilities and stockholders’ equity	2,149,145	2,134,470

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Sales	$6,682	$223,865
Cost of goods sold	-	(90,207)

Gross profit	6,682	133,658

Operating expenses
General and administrative expenses	19,892	51,019
Research and development expenses	-	28,564
Selling expenses	26,304	18,603

Total operating expenses	46,196	98,185

Net operating Income (loss)	(39,514)	35,473

Other income
Subsidy income from the PRC authorities for general operations	-	19,571
Interest income (expenses)	(237)	(6,330)
Other income (expenses)	-	35,089

Total other income	(237)	48,330

Income before income taxes	(39,752)	83,803
Income taxes	-	(13,204)

Net Income (loss)	$(39,752)	$70,599

Other comprehensive income (loss)
Foreign currency translation adjustment	266	(1,518)

Total comprehensive income (loss)	$(39,486)	$69,081

Earnings (loss) per share
Basic	**	$0.02

Diluted	**	**

Weighted average number of shares outstanding
Basic	26,767,798	2,767,798

Diluted	70,267,798	70,267,798

** Less than $.01

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities

Net income (loss)	$(39,752)	$70,599
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	7,994	3,518
Changes in operating assets and liabilities:
Trade receivables	26,286	50,209
Inventories	(39,816)	(38,082)
Other receivables and prepayments	2,866	(167,178)
Refundable deposits	-	-
Other noncurrent assets	-	(1,838)
Warranty and maintenance reserves	(6,682)	(3,496)
Trade payables	-	68,147
Salary payable	(543)	-
Other payables and accrued expenses	61,302	40,876
Income tax payable	(241)	14,244

Net cash flows used in operating activities	11,414	36,999

Cash flows from investing activities

Payments to acquire property, plant and equipment	-	(1,258)

Net cash flows used in investing activities	-	(1,258)

Cash flows from financing activities

Net cash flows provided by financing activities	-	-

Effect of foreign currency translation on cash and cash equivalents	4	(129)

Net increase in cash and cash equivalents	11,418	35,612

Cash and cash equivalents - beginning of year	29,656	87,254

Cash and cash equivalents - end of year	41,074	122,866

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009
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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2009 and 2008 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

2.	ORGANIZATION AND BUSINESS BACKGROUND

China Education Technology Inc. (the “Company”) was incorporated in the state of Delaware in 1996 in name of Envirosafe Corporation. Its shares were traded on the OTC Bulletin Board of the United States of America.

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

China Education Technology Inc. and its wholly-owned subsidiaries, ADDE and Haoyu, are hereafter referred to as (the “Company”).

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

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009
(Stated in US Dollars)

4.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.   As a result of the Company’s implementation of the Codification during the three months ended March 31, 2010, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009
(Stated in US Dollars)

5.	INVENTORIES

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Raw materials	$47,063	$7,243
Finished goods	365,830	365,728

	412,893	372,971
Provision for obsolete inventories	-	-

	$412,893	$372,971

The Company had no provision for obsolete inventories charged to the statements of operations for the three months ended March 31, 2010 and for the year ended December 31, 2009.

6.	PREPAYMENTS

The balances of $483,947 and $483,812 as of March 31, 2010 and December 31, 2009, respectively, represented prepaid goods, supplies and other items used in packaging of the products.

7.	REFUNDABLE DEPOSIT

The balance of $220,910 and $220,849 as of March 31, 2010 and December 31, 2009, respectively, represented the deposit to an independent party, which acts as a guarantor issuing the guarantee to the Company in connection with a short-term loan from a bank. (see Note 9)

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

As of March 31, 2010 and December 31, 2009, the Company had warranty and maintenance reserves of $44,308 and $50,976, respectively.

9.	SHORT-TERM NOTE PAYABLE

The short-term note payable was the loan from a bank denominated in RMB and repayable within one year.  It carries annual interest at 6.903%, which is determined by the benchmark rate of 5.31% in the People’s Bank of China (the “PBOC”) for six-month to one-year short-term loans per annum, and the floating rate of 30%.

The bank loan is secured by a guarantee put up by an independent party, as well as a real estate with the market value of approximately $295,000 deposited to the bank as collateral.  The guarantor received $220,910 from the Company for issuing the guarantee. The receivable due from the guarantor was recorded as refundable deposit under current assets as of March 31, 2010.

10.	AMOUNT DUE TO A DIRECTOR

The balances due to a director represented unsecured advances which are interest-free and repayable on demand. As of March 31, 2010 and December 31, 2009, the balances of due to a director were $97,297 and $97,279, respectively.
11.	SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on May 18, 2010. There are no subsequent events through May 18, 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERAT ION

FORWARD LOOKING STATEMENTS

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

OVERVIEW

As used herein the terms "We", the "Company", "CEDT", the "Registrant," or the "Issuer" refers to China Education Technology Inc., its subsidiary and predecessors, unless indicated otherwise. We were originally incorporated in Delaware in 1996 as Envirosafe Corporation. On October 6, 2008, our board decided to redomicile from the State of Delaware to the State of Nevada. Their decision was approved by the holders of a majority of the voting rights of our common stock. On April 3, 2009, we changed our name to China Education Technology, Inc. to more accurately reflect our business after the Exchange (as defined below) between ADDE and Haoyu.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Unaudited Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals, inventories, income taxes, warranty, warranty and maintenance reserves have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 4 of notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Revenues

We had sales of $6,682 and $223,865 for the three months ended March 31, 2010 and 2009, respectively. We generated our revenues from sales of information collectors, sensors, digital meteorological stations, and digital analyzing software, certain products of which were covered by a warranty program for 3 years provided by the Company. The warranty liability will be assessed periodically and amortized overtime when no actual claims occurred. We had no actual sales for the three months ended March 31, 2010 since the current market demand for digital labs dropped significantly as results of the decrease in government subsidy. The revenues of $6,682 for this period were due primarily to the amortization of the warranty liabilities.

Income / Loss

We had a net loss of $39,752 for the three months ended March 31, 2010, compared to the net income of $70,599 for the three months ended March 31, 2009. The increase by $110,351 in net loss in the first quarter of 2010 was due primarily to the decrease in sales by $217,183, and a decrease in subsidy income by $19,629. In addition, our selling expenses increased by $7,701 in the first quarter of 2010.

Expenses

Operating expenses for the three months ended March 31, 2010 and 2009 were $46,196 and $98,185 respectively. The decrease in the first quarter of 2010 was due primarily to the decrease in research and development expenses to $0 in 2010 from $28,564 in 2009. The general and administrative expenses also decreased to $19,892 in the first quarter of 2010 from $51,019 during the same period in 2009. The decrease in these operating expenses can be attributed to the decrease in sales as set forth above.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had no cost of goods sold during the three months ended March 31, 2010 due to the revenues for this period primarily from the amortization of the warranty liabilities. Comparably, we had $90,207 in cost of goods sold, or 40.30% of sales revenue during the three months ended March 31, 2009.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $11,414 and $36,999 for the three months ended March 31, 2010 and 2009, respectively. Positive cash flows used in operations in the first quarter of 2010 were due primarily to the collection in trade receivables in amount of $26,286, and the increase in other payables in the amount of $61,302, partially offset by the net loss of $39,752 and increase in inventories by $39,816. Positive cash flows from operations in the first quarter of 2009 were due primarily to the net income of $70,599, plus the increase in trade payables, other payables and income tax payables in the amounts of $68,147, $40,876 and $14,244, respectively.

We had no cash flows from investing activities during the three months ended March 31, 2010. Cash flows of $1,258 used in investing activities during the three months ended March 31, 2009 were attributable to payments to acquire property, plant, and equipment.

We did not have any cash flows from financing activities for both three months ended March 31, 2010 and 2009.

Overall, we have funded our cash needs from inception through March 31, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $41,074 on hand and a working capital of $728,640 as of March 31, 2010. Currently, we do not have enough cash to fund our operations for about six months. This is based on our projected revenues. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $300,000 to sustain operations through year 2010 and approximately $500,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MAR KET RISK

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gain of $323 for the three months ended March 31, 2010, compared to net foreign currency loss of $1,518 for the three months ended March 31, 2009. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

	2010	2009
Balance sheet items, except for the registered and paid-up capital as of March 31, 2010 and 2009	USD 0.146:RMB 1	USD 0.146:RMB 1
Amounts included in the statements of operations, and statements of cash flows for the three months ended March 31, 2010 and 2009	USD 0.146:RMB 1	USD 0.146:RMB 1

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1.      LEGAL PROCEE DINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2009.

ITEM 3.      DEFAULTS UPON SENIOR SEC URITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY H OLDERS

We have not had any submission of matters to a vote of security holders.

ITEM 5.      OTHER INFOR MATION

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

CHINA EDUCATION TECHNOLOGY, INC. (Registrant)

Date: May 18, 2010	By:	/s/ Yan Bin Guo
Yan Bin Guo President, Chief Executive Officer