Form 10-Q
period 2010-06-30
CHINA EDUCATION TECHNOLOGY, INC.
filed 2010-08-23
CIK 1015455

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

Number of shares of preferred stock, par value $.0001, outstanding as of August 18, 2010:          870,000
Number of shares of common stock, par value $.0001, outstanding as of August 18, 2010:      26,767,798

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

ITEM 1. FINANCIAL STATEMENTS

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

ASSETS
	June 30, 2010	December 31, 2009
Current assets:		Audited
Cash and cash equivalents	$38,133	$29,656
Trade receivables, net	628,626	822,926
Inventories	423,843	372,971
Prepayments	486,470	483,812
Other receivables	13,457	5,339
Refundable deposit	222,062	220,849

Total current assets	1,812,590	1,935,552

Property, plant and equipment, net	118,251	131,867

Non-current assets:
Others	67,419	67,050

Total non-current assests	67,419	67,050

Total assets	$1,998,260	$2,134,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term note payable	736,279	732,257
Trade payables	285,695	272,083
Salary payable	6,008	4,936
Other payables and accrued expenses	97,680	32,865
Amount due to a director	140,991	97,279
Income tax payable	26,995	29,277

Total current liabilities	1,293,648	1,168,698

Long-term liabilities:
Warranty and maintenance reserves	37,822	50,976

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 10,000,000 shares authorized,	87	87
870,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009
Common stock, $0.0001 par value, 50,000,000 shares authorized,	2,677	2,677
26,767,798 shares issued and outstanding as of March 31, 2010 and December 31, 2009
Additional paid in captial	120,438	120,438
Statutory and other reserves	69,565	69,565
Accumulated other comprehensive income	81,165	76,246
Retained earnings	392,859	645,783

Total stockholders’ equity	666,791	914,796

Total liabilities and stockholders’ equity	1,998,260	2,134,470

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Sales	$9,995	$747,595	$16,676	$971,460
Cost of goods sold	-	(307,678)	-	(397,885)

Gross profit	9,995	439,917	16,676	573,576

Operating expenses
General and administrative expenses	197,338	51,736	235,230	102,755
Research and development expenses	19,654	18,111	19,654	46,675
Selling expenses	6,131	7,024	14,436	25,626

Total operating expenses	223,123	76,871	269,319	175,057

Net operating Income (loss)	(213,128)	363,046	(252,643)	398,519

Other income
Subsidy income from the PRC authorities for general operations	-	80,738	-	100,309
Interest income (expenses)	(45)	(3,200)	(282)	(9,530)
Other income (expenses)	-	(191)	-	34,898

Total other income	(45)	77,348	(282)	125,678

Income before income taxes	(213,173)	440,394	(252,924)	524,196
Income taxes	-	(66,367)	-	(79,571)

Net Income (loss)	$(213,173)	$374,027	$(252,924)	$444,626

Other comprehensive income (loss)
Foreign currency translation adjustment	4,653	345	4,919	(1,173)

Total comprehensive income (loss)	$(208,520)	$374,372	$(248,005)	$443,453

Earnings (loss) per share
Basic	**	$0.05	**	$0.09

Diluted	**	$0.01	**	$0.01

Weighted average number of shares outstanding
Basic	26,767,798	7,656,687	26,767,798	5,212,242

Diluted	70,267,798	70,267,798	70,267,798	70,267,798

** Less than $.01

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities

Net income (loss)	$(252,924)	$444,626
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	16,109	6,920
Changes in operating assets and liabilities:
Trade receivables	198,664	(264,292)
Inventories	(48,578)	31,288
Other receivables and prepayments	(8,048)	(138,400)
Refundable deposits	-	-
Other noncurrent assets	-	(1,838)
Warranty and maintenance reserves	(13,367)	(6,994)
Trade payables	12,057	194,401
Salary payable	1,040	-
Other payables and accrued expenses	64,509	51,382
Income tax payable	(2,431)	104,647

Net cash flows used in operating activities	(32,969)	421,739

Cash flows from investing activities

Payments to acquire property, plant and equipment	(1,840)	(1,259)

Net cash flows used in investing activities	(1,840)	(1,259)

Cash flows from financing activities

Proceeds from (repayment to) short-term loan	-	(439,117)
Due to (repayment to) a director	43,155	-

Net cash flows provided by financing activities	43,155	(439,117)

Effect of foreign currency translation on cash and cash equivalents	131	(43)

Net increase in cash and cash equivalents	8,477	(18,679)

Cash and cash equivalents - beginning of year	29,656	87,254

Cash and cash equivalents - end of year	38,133	68,575

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$25,566	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009
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

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009
(Stated in US Dollars)

5.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable is comprised of the following amounts at the respective dates:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Gross trade accounts receivable from customers	$840,240	$866,253

Allowance for doubtful customer accounts	(211,614)	(43,327)

	$628,626	$822,926

Bad debt expense of $168,048 was recognized during the six months ended June 30, 2010 in the accompanying consolidated income statements, representing approximately 20% of accounts receivable as of June 30, 2010.

6.	INVENTORIES

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Raw materials	$7,283	$7,243
Finished goods	416,560	365,728

	423,843	372,971
Provision for obsolete inventories	-	-

	$423,843	$372,971

The Company had no provision for obsolete inventories charged to the statements of operations for the three and six months ended June 30, 2010 and 2009, respectively.

7.	PREPAYMENTS

The balances of $486,470 and $483,812 as of June 30, 2010 and December 31, 2009, respectively, represented prepaid goods, supplies and other items used in packaging of the products.

8.	REFUNDABLE DEPOSIT

The balance of $220,062 and $220,849 as of June 30, 2010 and December 31, 2009, respectively, represented the deposit to an independent party, which acts as a guarantor issuing the guarantee to the Company in connection with a short-term loan from a bank. (see Note 9)

9.	WARRANTY

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

As of June 30, 2010 and December 31, 2009, the Company had warranty and maintenance reserves of $37,822 and $50,976, respectively.

10.	SHORT-TERM NOTE PAYABLE

The short-term note payable was the loan from a bank denominated in RMB and repayable within one year.  It carries annual interest at 6.903%, which is determined by the benchmark rate of 5.31% in the People’s Bank of China (the “PBOC”) for six-month to one-year short-term loans per annum, and the floating rate of 30%.

The bank loan is secured by a guarantee put up by an independent party, as well as a real estate with the market value of approximately $295,000 deposited to the bank as collateral.  The guarantor received $220,062 from the Company for issuing the guarantee. The receivable due from the guarantor was recorded as refundable deposit under current assets as of June 30, 2010.

11.	AMOUNT DUE TO A DIRECTOR

The balances due to a director represented unsecured advances which are interest-free and repayable on demand. As of June 30, 2010 and December 31, 2009, the balances of due to a director were $140,991 and $97,279, respectively.

12.	SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on August 23, 2010. There are no subsequent events through August 23, 2010.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Revenues

Our revenues for the three and six months ended June 30, 2010 were $9,995 and $16,676, respectively, compared to revenues of $747,595 and $971,460 for the comparative periods ended June 30, 2009, respectively. We generated our revenues from sales of information collectors, sensors, digital meteorological stations, and digital analyzing software, certain products of which were covered by a warranty program for 3 years provided by the Company. The warranty liability will be assessed periodically and amortized overtime when no actual claims occurred. We had no actual sales for the three and six months ended June 30, 2010 since the current market demand for digital labs dropped significantly as results of the decrease in government subsidy. The revenues for both three-month and six-month periods ended June 30, 2010 were due primarily to the amortization of the warranty liabilities.

Income / Loss

We had net loss of $213,173 and $252,924 for the three and six months ended June 30, 2010, compared to the net income of $374,027 and $444,626 for the three and six months ended June 30, 2009. The increase in net loss by $587,200 and $697,550 during the three and six months ended June 30, 2010 was due primarily to the decrease in sales by $737,600 and $954,784, respectively. In addition, we had no subsidy income during the first half of 2010, which were $80,738 and $100,309 for the comparative periods ended June 30, 2009.

Expenses

Operating expenses for the three and six months ended June 30, 2010 were $223,123 and $269,319 respectively, compared to operating expenses of $76,871 and $175,057 for the same periods ended June 30, 2009. The increase in operating expenses during the three and six months ended June 30, 2010 was due primarily to bad debt expense of $168,048 recognized during the six months ended June 30, 2010, representing approximately 20% of accounts receivable as of June 30, 2010. In addition, we had research and development expenses of $19,654 in the first half of 2010.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had no cost of goods sold during the three and six months ended June 30, 2010 due to the revenues for these periods primarily from the amortization of the warranty liabilities. Comparably, we had $307,678 and $397,885 in cost of goods sold, or 41.2% and 41.0% of sales revenue, during the three and six months ended June 30, 2009, respectively.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $32,969 for the six months ended June 30, 2010, compared to cash flows of $421,739 provided by operating activities for the six months ended June 30, 2009. Negative cash flows from operations in the first half of 2010 were due primarily to net loss of $252,924, increase in inventories by the amount of $48,578, partially offset by the decrease in trade receivables by $198,664 and the increase in other payables and accrued expenses by $64,509. Positive cash flows from operations in the same period in 2009 were due primarily to the net income of $444,626, plus the increase in trade payables, other payables and income tax payables in the amounts of $194,401, $51,382 and $104,647, respectively, partially offset by the increase in trade receivables and other receivables by $264.292 and $138,400, respectively.

We had cash flows of $1,840 and $1,259 used in investing activities during the six months ended June 30, 2010 and 2009, respectively, attributable to payments to acquire property, plant, and equipment for both periods.

We had cash flows of $43,155 provided by financing activities during the six months ended June 30, 2010 due to a loan from our director, representing unsecured advances which were interest-free and repayable on demand. Comparably, we had cash flows of $439,117 used in investing activities during the six months ended June 30, 2009, attributable to repayments to short-term loan.

Overall, we have funded our cash needs from inception through June 30, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $38,133 on hand and a working capital of $518,942 as of June 30, 2010. Currently, we do not have enough cash to fund our operations for about six months. This is based on our projected revenues. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $300,000 to sustain operations through year 2010 and approximately $500,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gain of $4,653 and $4,919 for the three and six months ended June 30, 2010, respectively, compared to net foreign currency gain of $345 for the three months ended June 30, 2009, and loss of $1,173 for the six months ended June 30, 2009. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

	2010	2009
Balance sheet items, except for the registered and paid-up capital as of June 30, 2010 and December 312009	USD 0.1473:RMB 1	USD 0.1466:RMB 1

Amounts included in the statements of operations, and statements of cash flows for the six months ended June 30, 2010 and 2009	USD 0.1465:RMB 1	USD 0.1464:RMB 1

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

CHINA EDUCATION TECHNOLOGY, INC. (Registrant)

Date: August 23, 2010	By:	/s/ Yan Bin Guo
Yan Bin Guo President, Chief Executive Officer