Form 10-Q
period 2010-09-30
CHINA EDUCATION TECHNOLOGY, INC.
filed 2010-11-19
CIK 1015455

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

Number of shares of preferred stock, par value $.0001, outstanding as of November 18, 2010:          870,000
Number of shares of common stock, par value $.0001, outstanding as of  November 18, 2010:      26,767,798

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

ITEM 1. FINANCIAL STATEMENTS

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

ASSETS
	September 30, 2010	December 31, 2009
Current assets:		Audited
Cash and cash equivalents	$24,115	$29,656
Trade receivables, net	127,209	822,926
Inventories	410,168	372,971
Prepayments	492,989	483,812
Other receivables	33,583	5,339
Refundable deposit	105,716	220,849

Total current assets	1,193,781	1,935,552

Property, plant and equipment, net	111,602	131,867

Non-current assets:
Others	68,322	67,050

Total non-current assests	68,322	67,050

Total assets	$1,373,706	$2,134,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term note payable	-	732,257
Trade payables	286,360	272,083
Salary payable	6,140	4,936
Other payables and accrued expenses	101,447	32,865
Amount due to a director	140,229	97,279
Tax payable	31,842	29,277

Total current liabilities	566,018	1,168,698

Long-term liabilities:
Warranty and maintenance reserves	31,757	50,976

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 10,000,000 shares authorized,	87	87
870,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009
Common stock, $0.0001 par value, 50,000,000 shares authorized,	2,677	2,677
26,767,798 shares issued and outstanding as of September 30, 2010 and December 31, 2009
Additional paid in captial	120,438	120,438
Statutory and other reserves	69,565	69,565
Accumulated other comprehensive income	92,301	76,246
Retained earnings	490,863	645,783

Total stockholders’ equity	775,931	914,796

Total liabilities and stockholders’ equity	1,373,706	2,134,470

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Three Months Ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Sales	$37,342	$194,821	$54,018	$1,166,281
Cost of goods sold	(27,745)	(33,843)	(27,745)	(431,728)

Gross profit	9,597	160,978	26,273	734,553

Operating expenses
General and administrative expenses	34,126	68,735	269,356	171,490
Research and development expenses	9,996	-	29,650	46,675
Selling expenses	5,546	8,313	19,982	33,939

Total operating expenses	49,668	77,047	318,987	252,104

Net operating Income (loss)	(40,072)	83,931	(292,714)	482,450

Other income
Subsidy income from the PRC authorities for general operations	-	84,460	-	184,769
Interest income (expenses)	(29,971)	(7,360)	(30,253)	(16,890)
Other income (expenses)	168,048	20	168,048	34,918

Total other income	138,077	77,119	137,795	202,797

Income before income taxes	98,005	161,050	(154,919)	685,247
Income taxes	-	(24,416)	-	(103,987)

Net Income (loss)	$98,005	$136,634	$(154,919)	$581,260

Other comprehensive income (loss)
Foreign currency translation adjustment	11,135	360	16,054	(813)

Total comprehensive income (loss)	$109,140	$136,994	$(138,865)	$580,447

Earnings (loss) per share
Basic	**	$0.01	**	$0.05

Diluted	**	**	**	$0.01

Weighted average number of shares outstanding
Basic	26,767,798	24,767,798	26,767,798	11,730,761

Diluted	70,267,798	70,267,798	70,267,798	70,267,798

** Less than $.01

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities

Net income (loss)	$(154,919)	$581,260
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	24,256	16,116
Changes in operating assets and liabilities:
Trade receivables	700,240	(47,247)
Inventories	(29,654)	(124,253)
Other receivables and prepayments	(27,705)	(630,819)
Refundable deposits	117,462	(220,823)
Other noncurrent assets	-	(1,839)
Warranty and maintenance reserves	(19,872)	(10,355)
Trade payables	8,974	208,347
Salary payable	1,093	-
Other payables and accrued expenses	67,624	83,364
Tax payable	1,978	89,243

Net cash flows used in operating activities	689,479	(57,006)

Cash flows from investing activities

Payments to acquire property, plant and equipment	(1,845)	(221,136)

Net cash flows used in investing activities	(1,845)	(221,136)

Cash flows from financing activities

Proceeds from (repayment to) notes payable	(734,519)	292,869
Due to (repayment to) a director	41,130	-

Net cash flows provided by financing activities	(693,389)	292,869

Effect of foreign currency translation on cash and cash equivalents	214	(23)

Net increase in cash and cash equivalents	(5,541)	14,704

Cash and cash equivalents - beginning of year	29,656	87,254

Cash and cash equivalents - end of year	24,115	101,958

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$29,859	$20,501
Income taxes	$-	$1,368

See accompanying notes to consolidated financial statements.

CHINA EDUCATION TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009
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
For the Three and Nine Months Ended September 30, 2010 and 2009
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

5.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable is comprised of the following amounts at the respective dates:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Gross trade accounts receivable from customers	$171,358	$866,253

Allowance for doubtful customer accounts	(44,149)	(43,327)

	$127,209	$822,926

5.	TRADE ACCOUNTS RECEIVABLE (CONT’D)

Previously written off accounts receivable in the amount of $168,048 were collected during the quarter ended September 30, 2010 and, accordingly, were included under recovery of bad debt in the accompanying financial statements.

6.	INVENTORIES

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Raw materials	$6,417	$7,243
Finished goods	403,751	365,728

	410,168	372,971
Provision for obsolete inventories	-	-

	$410,168	$372,971

The Company had no provision for obsolete inventories charged to the statements of operations for the three and nine months ended September 30, 2010 and 2009, respectively.

7.	PREPAYMENTS

The balances of $492,989 and $483,812 as of September 30, 2010 and December 31, 2009, respectively, represented prepaid goods, supplies and other items used in packaging of the products.

8.	REFUNDABLE DEPOSIT

Deposits in the amount of $105,716 and $220,849 as of September 30, 2010 and December 31, 2009, respectively, represents monies held by an independent party, which acts as a guarantor for the Company in connection with a short-term loan from a bank. The principal and accrued interest of the bank loan was paid in full as of September 30, 2010. Accordingly, the first deposit of $115,133 was refunded by the guarantor as of September 30, 2010. The remaining balance was expected to be refunded in full during the fourth quarter of 2010.

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

As of September 30, 2010 and December 31, 2009, the Company had warranty and maintenance reserves of $31,757 and $50,976, respectively.

10.	AMOUNT DUE TO A DIRECTOR

The balances due to a director represented unsecured advances which are interest-free and repayable on demand. As of September 30, 2010 and December 31, 2009, the balances of due to a director were $140,229 and $97,279, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Revenues

Our revenues for the three and nine months ended September 30, 2010 were $37,342 and $54,018, respectively, compared to revenues of $194,821 and $1,166,281 for the comparative periods ended September 30, 2009, respectively. We generated our revenues from sales of information collectors, sensors, digital meteorological stations, and digital analyzing software, certain products of which were covered by a warranty program for 3 years provided by the Company. The warranty liability will be assessed periodically and amortized over time when no actual claims occurred. We had small sales for the three and nine months ended September 30, 2010 since the current market demand for digital labs dropped significantly as results of a decrease in government subsidies. Approximately 21% and 37% of the revenues for three and nine months ended September 30, 2010, respectively, were due primarily to the amortization of the warranty liabilities.

Income / Losss

We had net income of $98,005 and net loss of $154,919 for the three and nine months ended September 30, 2010, respectively, compared to the net income of $136,634 and $581,260 for the three and nine months ended September 30, 2009, respectively. The net income of $98,005 during the third quarter of 2010 was due primarily to a collection of previously written off accounts receivable in the amount of $168,048, which were included under recovery of bad debt in the accompanying financial statements.

The net loss of $154,919 during the nine months ended September 30, 2010 was due primarily to the decrease in sales by $1,112,263. In addition, we had no subsidy income in 2010, which was $184,769 for the nine months ended September 30, 2009.

Expenses

Operating expenses for the three and nine months ended September 30, 2010 were $49,668 and $318,987 respectively, compared to operating expenses of $77,047 and $252,104 for the same periods ended September 30, 2009. The decrease in operating expenses during the three months ended September 30, 2010 was due primarily to the decrease in selling, general and administrative expenses as results of decrease in sales as discussed above. The operating expenses remained high during the nine months ended September 30, 2010 was due primarily to the bad debt expenses of $168,048, which were offset by other income under recovery of bad debt after the collection in the third quarter of 2010. Our research and development expenses also decreased significantly in the nine months of 2010. We reduced our research and development activities due to the decreasing sales.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $27,745 in cost of goods sold for both three-month and nine-month periods ended September 30, 2010. We had no cost of goods sold during the first half of 2010 due to the revenues for these periods primarily from the amortization of the warranty liabilities. Comparably, we had $33,843 and $431,728 in cost of goods sold, or 17.4% and 37.0% of sales revenue, during the three and nine months ended September 30, 2009, respectively.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $689,479 for the nine months ended September 30, 2010, compared to cash flows of $57,006 used in operating activities for the nine months ended September 30, 2009. Positive cash flows from operations during the nine months ended September 30, 2010 were due primarily to the collection in trade receivables by $700,240 and the receipt of refundable deposits in amount of $117,462, which was held by an independent party acting as a guarantor for us in connection with a short-term loan from a bank. The short-term loan was paid in full during the third quarter of 2010. Negative cash flows from operations for the nine months ended September 30, 2009 were due primarily to the increases in other receivables and prepayments by $630,819, the increase in refundable deposits by $220,823, and the increase in inventories by $124,253, partially offset by the net income of $581,260, plus the increase in trade payables by $208,347.

We had cash flows of $1,845 and $221,136 used in investing activities during the nine months ended September 30, 2010 and 2009, respectively, attributable to payments to acquire property, plant, and equipment for both periods.

We had cash flows of $693,389 used in financing activities during the nine months ended September 30, 2010 due to the repayment of $734,519 to the short-term loan, offset by a loan of $41,130 from our director, representing unsecured advances which were interest-free and repayable on demand. Comparably, we had cash flows of $292,869 provided by investing activities during the nine months ended September 30, 2009, attributable to the proceeds from short-term loan.

Overall, we have funded our cash needs from inception through September 30, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $24,115 on hand and a working capital of $627,763 as of September 30, 2010. Currently, we do not have enough cash to fund our operations for about nine months. This is based on our projected revenues. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $150,000 to sustain operations through year 2010 and approximately $500,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.      DEFAULTS UPON SENIOR SEC URITIES

We have not had any default upon senior securities.

ITEM 4.      REMOVED AND RESERVED

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

CHINA EDUCATION TECHNOLOGY, INC. (Registrant)

Date: November 18, 2010	By:	/s/ Yan Bin Guo
Yan Bin Guo President, Chief Executive Officer